Form 10KSB
period 2004-12-31
Airbee Wireless, Inc.
filed 2005-04-08
CIK 1297533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

Commission File Number 0-50918

AIRBEE WIRELESS, INC.

(Exact name of registrant as specified in charter)

DELAWARE	46-0500345

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9400 Key West Avenue, Rockville, MD	20850-3322

(Address of principal executive offices)	(Zip Code)

(301) 517-1860

(Registrant’s telephone number, including area code)

     Securities registered under Section 12(b) of the Exchange Act:

None.

     Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.00004 par value

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

     Airbee’s revenue for its most recent fiscal year ended December 31, 2004 was $70,000.

     As of March 30, 2005, the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.60 for the common stock as quoted on that date) was approximately $7,134,421.

     As of December 31, 2004, the Company had 41,760,821 shares of its common stock, $0.00004 par value per share, outstanding.

FORWARD LOOKING STATEMENTS

     This Annual Report and Form 10-KSB, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses (including the potential growth of Advanced Technologies), and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Quantitative and Qualitative Disclosures About Risk.” Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS

Overview

     Airbee Wireless, Inc. is a developer of intelligent connectivity software for wireless voice, data and video communications. Our software, when embedded on microchips or in various devices, will enable consumer and business devices to connect to each other over short distances without requiring the use of cables or wires. We intend to license our software, which has been designed and engineered to comply with the recently released ZigBee standard for short-range, low-energy consumption, voice and data wireless communications to manufacturers of microprocessors and OEM manufacturers, thereby enabling them to develop an increasing number of wireless communications applications using Airbee’s software, including consumer electronics, medical equipment, sensor and metering equipment, and industrial automation equipment. By focusing on our strength in the design and development of advanced wireless communications software, we can take advantage of the convergence of various wireless communications applications through software embedded on silicon.

     We were organized under the laws of the state of Delaware in 2002 to develop a portfolio of embedded wireless connectivity software. In October 2002, we acquired Connexus Technologies (Pte.) Ltd. and its wholly-owned subsidiary, Connexus Technologies (India) Pvt. Ltd., with the intention of securing complementary wireless technology to further enhance our operating platform.

     In March 2004, we became a member of the ZigBee Alliance, an international industry group formed to facilitate the development of a global standard for the wireless data and voice communications industry. As indicated on the ZigBee Alliance website, the ZigBee Alliance has defined a standard for reliable, short-range, cost-effective, low-power wireless applications. The standard is described on the ZigBee Alliance website at www.ZigBee.com. The ZigBee standard current release of version 1.0 was formally released to the wireless industry on December 14, 2004. It specifies a short-range, low-power, secure wireless data and voice transmission baseline. With over 130 member companies, we believe the ZigBee standard based on the IEEE 802.15.4 standard for remote monitoring and control applications [released by the Institute of Electrical and Electronic Engineers in May 2003] is emerging as a wireless standard for a host of industrial controls, telemetry, and in-building and home automation networking needs.

     We have completed the development of three of our software products: (1) ZigBee Network Software (ZNS); (2) ZigBee Network Management Solutions (ZNMS); and (3) ZigBee Development Kit (ZDK). These products are available for commercial application and prospective customers are currently testing and evaluating this software at no cost to our company.

The Market

     We believe that the semiconductor market for short-distance wireless communications is poised to achieve significant growth. According to a recent report by ON World, Inc. [March 11, 2004], the market for wireless chipsets is expected to more than triple over the next four years to 767 million units shipped in 2007. The Wireless Data Research Group [November 19, 2003] has predicted that the market for low-power, low-cost radio frequency integrated circuits will grow to 730 million units ($4.8 billion) by 2007, ultimately reaching an annual market size of about $8 billion. We believe that the marketplace for our software is quantifiable, diverse in terms of applications and integrates with a range of other products like microprocessors.

     To date the ZigBee standard has had no significant penetration into the commercial market yet. The current market for wireless communication is dominated by two major technologies: (1) Bluetooth and (2) the IEEE 802.11b standard (more commonly known as “WiFi”). WiFi technology is based on the 2.4 GHz unlicensed transmission frequency band. We have targeted products in the niche 900 MHz unlicensed transmission frequency band, typically for the North American market, and the niche 2.4 GHz frequency band for the rest of the world. WiFi is built to a different set of requirements (the IEEE 802.11b standard) than that which we are currently working, namely IEEE 802.15.4. As such, we believe that we will not compete for the same product users as WiFi.

     Airbee’s software is highly customizable, has a very compact software code size and is platform agnostic—meaning it can be ported to run on most microprocessors and operating systems. Moreover, users of products with Airbee software embedded inside can also, we believe, achieve benefits in other areas. For instance, by eliminating the need for wires when installing backup alarm systems in cars, the auto manufacturer saves on the cost of components and labor, while reducing assembly times, and providing the public with a safer car at affordable prices. The same is true for a homebuilder when installing centrally monitored smoke alarms, home security systems, or other monitoring devices. Example product applications include personal digital appliances (PDA), home networking, automotive networks, automated meter reading, agriculture and healthcare.

Connexus Acquisition

     In October 2002, we acquired a wholly-owned interest in Connexus Technologies (Pte.) Ltd. from an unrelated third party in consideration of 1,662,562 shares of our common stock. We acquired Connexus because we believed it was developing wireless technologies that were complementary to the software technologies that we were also developing. We believe that our embedded software could be developed at a faster rate via this acquisition because of its compatible technologies with the additional benefits of lower product cost and shorter time to market.

     Connexus Technologies (Pte.) Ltd. was incorporated in Singapore under The Companies Act on July 8, 2000 as a limited liability company. Connexus Technologies (India) Pvt. Ltd. was incorporated in India as a wholly-owned subsidiary of Connexus Technologies (Pte.) Ltd. on June 14, 2001. Subsequent to this acquisition, Connexus Technologies (Pte.) Ltd. changed its name to Airbee Wireless Pte. Ltd. and Connexus Technologies (India) Pte. Ltd. changed its name to Airbee Wireless (India) Pvt. Ltd.

Products

     We have completed the development of six core products: (a) Airbee Peer-to-Peer, (b) Airbee Star, (c) Airbee Mesh, (d) ZigBee-ready Peer-to-Peer, (e) ZigBee-ready Star, and (d) ZigBee-ready Mesh. In addition, we have developed and are also marketing our ZigBee Network Management System (ZNMS) for managing mesh networks.

     We have developed software with a focus on short-range wireless communications and platform technologies such as hand-held devices. We believe the integration of short-range and long-range connectivity is not very well developed today. We believe these two markets present unique opportunities for seamless communication regardless of the distance. We also believe that when embedding is realized, the combination is expected to thrive on devices which are integrated into building automation, automated meter reading, instrumentation schemes, and similar uses.

     Our portfolio of software products is identified as ZigBee Network Software (ZNS) [the ZigBee Network System implementation of the mesh network topology] generally connected over the emerging Wireless Personal Area Network (WPAN) or the Wireless Local Area Network (WLAN), building automation and automotive technology space. The table below identifies our current software portfolio. The completed Airbee proprietary peer-to-peer, star and mesh topologies are being marketed to customers not requiring ZigBee-compliant protocols.

“ZigBee compliant protocols” refer to standards in procedure or software. “ZigBee-compliant products” refer to commercially ready for sale products which have been tested and certified as compliant with the ZigBee specifications. “ZigBee-ready” refers to commercially ready for sale products which have been designed and produced to the ZigBee specifications but have not been test certified as ZigBee-compliant. There could be no difference in a product between the two designations but it is known only after certification. There may be minor changes in a certified product upon completion of the certification testing. There have been no products from any vendor certified as ZigBee compliant to date.

     ZigBee-ready software has been designed and is ready for customer use. The “In Development” designation is applied until such time as the software undergoes certification by an independent testing facility and can then be called “ZigBee-compliant”. Until the software is ZigBee-compliant, it may be referred to as being “ZigBee-ready”. Our ZigBee-ready software is currently available for sale and use. The sale of our products is not dependent on certification by an independent third party. The majority of our products are for sale at this time and are designated as “ZigBee-ready” in conformity with the guidance given by the ZigBee Alliance. Our other products are software supplements to ZigBee compliant products and as such do not require certification and labeled as ZigBee-compliant. The products may be sold separately or together as a group. This will depend on the customer and its requirements for its marketplace.

      The following is a chart showing the status of the Airbee Proprietary and ZigBee compliant protocols:

Name/Protocol	Airbee Proprietary	ZigBee Ready	ZigBee-Compliant
Peer-to-Peer	Completed	Completed	Testing Pending
Star	Completed	Completed	Testing Pending
Mesh	Completed	Completed	Testing Pending
Mobile Mesh	In Development	In Development	In Development

      The peer-to-peer, star, mesh and mobile mesh protocols function in the following manner:

Peer to Peer Topology

     The peer-to-peer topology facilitates mutual communication between any two Airbee enabled devices. Any device that has some data to be transmitted to the peer initially joins and gets synchronized with that peer. Once the authentication is complete, the Media Access Controller (MAC) [the software engine] will start its service by exchanging the data fragments between the two peers. Each data fragment is validated after receiving from the peer device before further processing. Fragmentation/de-fragmentation of data packets is done to reduce the packet error rate. Data transfer is done in half duplex mode with full handshake facilitating transfer reliability. Retransmission of data fragments is done as an error recovery mechanism.

     Airbee software in a peer-to-peer configuration operates in power save mode. The device is fully awake during communication with a peer and will be in sleep mode once the communication is over. The device will have low power consumption due to this power save mode.

Star Topology

     The star topology facilitates mutual communication between any two Airbee enabled devices. Any device that has some data to be transmitted to the peer initially joins and gets synchronized with that peer. Media Access Control (MAC) service starts exchanging the data fragments between the two peers after the peer authenticates the device. Each data fragment is validated after receiving from the peer device before further processing. Fragmentation/de-fragmentation of data packets is done to reduce the packet error rate. Data transfer is done in half duplex mode with full handshake. Retransmission of data fragments is done as an error recovery mechanism. It is a network topology in which all the nodes are connected to a base station.

Mesh and Mobile Mesh Topology

     Mesh networks are multi hop networks in which devices assist each other in transmitting and receiving the data through the network. Mesh network does not need a controlling device to control links; instead each device acts as a controller.

     Mesh network for Airbee software has a proprietary algorithm for connecting multiple devices. Each node will maintain a Route table to reach the other nodes with a number of hops. Routes between two mobile nodes in a mesh network may consist of hops through other host nodes in the network. Host mobility [mobile mesh]can cause unpredictable change in the route. Alternative route is chosen when current route fails.

Technology

     Critical to the success of new devices in these areas is their ability to interoperate or “talk to each other” based on industry-adopted standards. Our software is designed and developed to be compliant with Zigbee/802.15.4 WPAN standards (approved by IEEE in May 2003). Our patent-pending technology, in conjunction with a wireless network, allows a computer to work with a printer or a PDA and/or headset accessory to work with a mobile phone. Based on research reports provided by On World and West Technology Research Solutions, we believe we can leverage the widespread market awareness created by Bluetooth, but offer similar products at less than half the cost, greater operating range and better reliability.

     The technology on which we are focused is called “spread spectrum,” a form of Code Division Multiplexed Access (CDMA).

     Our ZigBee-ready software operates in the unlicensed radio frequency bands worldwide, including 2.4GHz (Global), 915Mhz (Americas) and 868Mhz (Europe). Raw data throughput rates of 250kbs can be achieved at 2.4GHz (16 channels), 40kbs at 915Mhz (10 channels) and 20kbs at 868Mhz (1 channel). Transmission distance ranges from 10 meters to 1.6 kilometers, depending on power output of the transceiver and environmental characteristics. While battery life is ultimately a function of battery capacity and application usage, the ZigBee protocol was designed to support very long life battery applications. Since our software products are designed to the ZigBee specification and all other vendors’ products are designed to the same specification, upon successful completion of the certification testing, we expect that products which use our software will meet the expected ZigBee battery life called for in the specifications. Based upon information contained in the ZigBee Alliance website, users can expect a multi-year battery life when using standard batteries in a typical monitoring application.

     Our embedded software stack on microprocessor and transceiver hardware works in pairs—each device interacting with the other operates as embedded chips. The overall platform facilitates both machine-to-machine and people-to-machine voice and data connections over short distances. Airbee’s typical range is 274 meters for voice and 73 meters for data (depending on the hosting transceiver hardware platform). Depending upon energy source and transceiver, we have the capability to transmit voice out to 1.6 kilometers. This compares very favorably to Bluetooth’s 9 meter range for both voice and data. All of our products have a variant compliant with the ZigBee/IEEE 802.15.4 WPAN standards and exceed the ZigBee standards. The statements contained in this paragraph are based upon specifications contained in IEEE 802.15.4.

     Our patent-pending software stack [a layered microprocessor software architecture common in the embedded software technology space] is available in both a standard IEEE 802.15 and a proprietary stack. For dedicated applications, where conformity to a standard (e.g., toys, specific industrial automation applications) is not crucial, a proprietary stack is to be supplied which reduces the cost and time to market to the end user when compared to the standard IEEE 802.15.4. Where conformity to a standard is key (e.g.: interoperability with another device conforming to the IEEE 802.15.4 standard), our own IEEE 802.15.4 stack is supplied along with the Airbee software core.

Current Applications

     To date, we have operated and demonstrated our products on the microprocessors from the following manufacturers: Texas Instruments, Atmel, Zilog, Motorola and any 8051. They are all microprocessors on which our ZNS software stack operates. The products are designed to work together as a system or they may be used independent from each other and work with other vendor’s products.

Additional Software Products

     We recently announced a series of additional software products which augment and extend the features of the core software embedded products. These products fall outside of ZigBee specifications and do not require ZigBee compliance. Each software product has been announced and literature distributed at trade shows and conferences in November and December of 2004 and in March of 2005. All of the products are operational, commercially available and have been demonstrated at trade shows. They are separate products and licensed separately. They are designed to work together as a system but can operate separately.

     We have designated the principal software product as Airbee-ZNS, which enables target hardware ZigBee module providers, OEMS, integrators and silicon vendors to imbed our proven ZigBee protocol stack software. This approach enables device makers to quickly bring ZigBee compliant products to market. Airbee-ZNS is a comprehensive protocol stack suite that is designed to be portable across microcontrollers, radios and real-time operating systems. Airbee-ZNS adapted image can be created for any microcontroller, radios and real-time OS environment. We have successfully demonstrated the platform agnostic assertion on five separate hardware platforms and have done so at the WiCon American Conference, the ZigBee open house in Seoul, Korea and recently at the ZigBee open house in San Francisco.

Airbee-ZNMS –ZigBee Network Management System

     Airbee-ZNMS™ network management software is a centralized service and network management system that delivers sophisticated, standards-based management and control of ZigBee mesh networks and proprietary mesh sensor networks. The system manages ZigBee networks, non-ZigBee networks and interconnecting ZigBee and Internet Protocols (IP) networks.

     Featuring what management believes is the industry’s first fully distributed, platform independent and multiservice manager, Airbee-ZNMS™ software provides a complete management solution, enabling clients to easily integrate and interoperate with ZigBee enabled devices.

     Airbee-ZNMS™ provides the foundation needed to meet our customers’ needs for rapid deployment of new services, while streamlining their ability to provide and monitor key network resources in deploying large networks with tens-of-thousands of nodes by doing the following:

•	Reduce operational expenses by simplifying and integrating device management processes;

•	Streamline management through a common interface and speed device provisioning with point-and-click operations to rapidly establish end-to-end device and network connectivity;

•	Ensure consistent, simplified logical provisioning of individual devices through a series of pull-down menus;

•	Provide performance quality and reliability by establishing a variety of traps for alarm indications and statistics logging for all objects in a WPAN network;

•	Provide secure access to a network with password protection on three levels and audit trails that record activities such as addition or modification of devices, Airbee-ZNS version updates, and Airbee-ZAgent, application code and sensor interfaces;

•	Present network statistics for real-time status information on devices, radio frequency (RF) performance, link-quality and data routing;

•	View key usage data on sensor interfaces for network planning and trend analysis

     Airbee-ZNMS can be set-up and integrated to automatically discover and map existing IP and wireless devices that support SNMP, Wireless Network Management Protocol (WNMP), extensible markup language (XML). Airbee-ZNMS will display this information, intermingled with other device information from the ZigBee network.

     Within an integrated short-range wireless data network management solution, these core management functions are available across all areas of the mobility enterprise software. Fault detection and isolation is resolved through the wireless application infrastructure into the ZigBee enabled device and down to the device application or register setting. Configuration parameters are managed by customer policy and uniquely monitored for unsolicited exception reporting. Network and device usage and performance data is collected into a centralized database, where it is available for analytical review and processing.

Airbee-ZAgent

     Airbee-ZAgent is designed as an open software standard that can be embedded in any third-party ZigBee enabled device for seamless management from an Airbee-ZNMS platform. In addition, Airbee-ZNMS interacts with simple network management protocol (SNMP) agents for control and visibility into IP LAN infrastructure connected to Airbee-ZNMS mesh network environment. Airbee-ZAgent runs seamlessly in both offline and online mode. Airbee-ZAgent collects and stores management data in a format defined as Airbee-ZMIB (ZigBee Management Information Base). Airbee enabled devices and systems (with ZNS) feature embedded mobility services agents (Airbee-ZAgents) that collect monitoring and asset information to enable the configuration, provisioning, monitoring and troubleshooting of ZigBee devices in a ZigBee network (i.e. ZAgent is embedded into Airbee ZNS stack).

Airbee-ZStack

     This software enables ZigBee module providers, OEMs, integrators and microprocessors to integrate proven ZigBee protocol stack software with built-in Airbee-ZAgent software ready for out of the box management of their modules. Airbee-ZStack is a comprehensive protocol stack suite that is designed to be portable across microcontrollers, radios and real-time operating systems. Airbee-ZStack adapted image can be created (ported) for any microcontroller, ZigBee radio and real-time OS environment.

Airbee-ZStudio

     This software enables application developers to develop new applications and extend existing back-end applications to a large variety of mobile computing devices with faster time to market and lower cost than custom coding and point solutions. In addition to offloading complex mobile run-time middleware, organizations can take advantage of Airbee-ZStudio’s visual programming environment to empower developers to focus on transactional applications. This product is not yet available but has been announced.

Competition

     While we have not generated any license sales to date, we believe that we currently have one direct competitor for ZigBee-ready software which is also active in licensing its intellectual property. The company, which is privately held, has developed a device which it calls a “mote.” This device is supposedly capable of simple evaluation of conditions and events, and wireless communication to relay information and raise alerts. To the best of our present knowledge, there are no dominant competitors within our target market for licensing ZigBee-compliant applications for wireless voice, data and video communications. As the market is in the early stages of development, we expect the competitive field to broaden markedly.

     While we do not believe that ZigBee and Bluetooth technologies are convergent because of divergent technological specifications, we face varying degrees of competition in the short range, low energy embedded communication software industry, which is currently dominated by Bluetooth and WiFi technology.

     The embedded wireless communication software industry is characterized by rapid change, new and complex technology and intense competition. Our ability to develop market share depends upon our ability to satisfy customer requirements, enhance customers’ existing products and develop and introduce new products. We expect the intensity of competition to increase in the future. Increased competitiveness may result in reductions in the price of our products, services, lower-than-expected gross margins or loss of market share, any of which would harm our business.

     Our primary competition comes from internal research and development departments of companies that develop embedded systems in-house and in several cases may be our prospective customers. In many cases, companies that develop wireless systems in-house have already made significant investments of time and effort in developing their own internal systems, making acceptance of our products as a replacement more difficult. Additionally, we may compete with independent software vendors who have yet to enter the market space we are in. Some of the companies that develop embedded systems in-house and some of these independent software vendors, such as Microsoft Corporation, have significantly greater financial, technical, marketing, sales and other resources and significantly greater name recognition than we do.

     Demands for rapid change and the increasing complexity of the technology in our industry intensify the competition we face. In addition, our competitors may consolidate or establish strategic alliances to expand product offerings and resources or address new market segments. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and support of their products. These factors favor larger competitors that have the financial and technical resources to develop new technologies or to respond more quickly with new product offerings or product enhancements.

     We may be unable to meet the pace of rapid development set by the competitive field or may incur additional costs attempting to do so, which may cause declines in our operating results. Our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete, any of which could adversely affect our competitive position.

     We believe that the primary competitive factors in our product space today is the single hardware platform on which other vendors’ software solutions operate as compared with our multiplatform capability and whether a prospective customer considers itself a software or hardware manufacturer.

Business Strategy Evolution

     Technological feasibility for the Airbee UltraLiteTM (forerunner to our current and more developed software) was established on November 20, 2002, with completion of the detailed product design (V1.0). Working models for the Airbee UltraLiteTM proprietary 900 MHz and the UltraLite 2.4GHz were delivered on March 7, 2003 and April 3, 2003 respectively. Our ZigBee standard software built on the IEEE 802.15.4 WPAN standard was released at the end of October 2004.

     Our software is designed with the purpose of facilitating connectivity: people-to-people, things-to-things and people-to-things. We do not manufacture products in which our connectivity software is embedded. Instead, we license our connectivity software to third parties, such as microprocessor manufacturers and various OEM manufacturers. Our internal quality assurance effort is vested with the test team comprised of three employees, which operates separately from the development team. Data is collected and documented by the test team and fed back to the developers for fixes as necessary. Further, the certification effort planned will also insert another level of quality control to the product evolution. We are also in support of our customer for an initial period of time to assure the customer understands how to use our products in his development efforts. We will also rely upon the quality assurance programs and internal monitoring of quality control of our customers. However, since the software will be embedded at the customer location and the application software is written by the customer to its customer requirements, the proper application of our software will, be the responsibility and under the control of our customers.

Intellectual Property

     Our success and ability to compete is dependent in large part upon our unique technology. As of this date we have filed one patent and there are no other patents pending at this time. Plans exist for several more patents dealing with the various protocols and features of the software system. We believe that our success is more dependent upon our technical expertise than our proprietary rights. We rely upon a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to protect our proprietary technology. As a result of the likelihood of competition from other companies, protecting the Company’s intellectual property is essential. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or develop similar technology independently. Our first filed patent is entitled “System and Method for Data Transmission” (application number 60/502,346).

Governmental Approvals

     We do not believe that there is a need for any specific governmental approval for any of our software products. Our radio frequency integrated circuit software product will be sold to OEM customers who will embed the software into their own products. They may be required to adhere to certain Federal Communications Commission section requirements because their devices/products contain a radio transmitter. We believe that the OEM customers will obtain any required licensing as applicable in any particular country.

Employees

     As of December 31, 2004, we employed 21 full-time employees and one part-time employee. From time to time, we utilize various contractors. We have no collective bargaining agreements with our employees.

ITEM 2.	PROPERTY

     Our principal executive offices are located in approximately 624 square feet of office space at 9400 Key West Avenue, Rockville, MD 20850. The term of the lease is month-to-month at $2,120 per month.

     We lease approximately 3,000 square feet of office space at 92 Dr. Natesan Road, 2nd Floor, Mylapore, Chennai 600004, Tamil Nadu, India. The lease commenced on May 1, 2004 and is for a term of 36 months at $1,571 per month for the first 24 months and $1,650 for the subsequent 12 months.

     We have no plans to renovate any of our current facilities and believe that our current facilities are sufficient to maintain our current and anticipated operations.

ITEM 3.	LEGAL PROCEEDINGS

     In an action commenced in Denver, Colorado, on July 13, 2004, we received a summons to appear on July 29, 2004 in County Court, Denver County or file an answer to the summons by that date. The complaint alleges that the company used a telephone facsimile machine, computer or other device to send unsolicited advertisements to the facsimile machine of Buddy Brown without having obtained prior express permission to do so. The case was dismissed by the court on February 17, 2005. The case is currently under appeal.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

     Our common stock is quoted on the Pink Sheets Over-the-Counter securities market under the symbol “ABEW.” On December 30, 2004, the closing sale price of our common stock was $0.21.

     The following table sets forth the high and low bid prices for the common stock for each calendar quarter since our stock began trading on January 28, 2004, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low
2004
January 2004 – March 2004	$1.00	$0.20
April 2004 – June 2004	$0.62	$0.30
July 2004 – September 2004	$0.34	$0.20
October 2004 – December 2004	$0.30	$0.17

     There are currently 43,622,107 shares of our common stock outstanding. 9,174,243 of our outstanding shares of common stock are free-trading. The remaining shares of our common stock are defined as restricted stock under the Securities Act. Of the 43,622,107 shares currently outstanding, 31,731,405 shares are owned by our affiliates, as that term is defined under the Securities Act. Absent registration under the Securities Act, the sale of our remaining outstanding shares is subject to Rule 144. Under Rule 144, if certain conditions are satisfied, a person (including any of our affiliates) who has beneficially owned restricted shares of common stock for at least one year is entitled to sell within any three month period a number of shares up to the greater of 1% of the total number of outstanding shares of common stock, or if the common stock is quoted on NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of ours for at least three months immediately preceding the sale, and who has beneficially owned the shares of common stock for at least two years, is entitled to sell the shares under Rule 144 without regard to any of the volume limitations described above.

Stockholders

     As of December 31, 2004, we believe there were approximately 1050 holders of record of our common stock.

Dividends

     We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

     The table below provides information relating to all of our outstanding options and warrants, including options authorized for issuance under our compensation plans as of December 31, 2004.

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	48,639,275	$0.1355	31,499,096
Equity compensation plans not approved by security holders	0	0	0
Total	48,639,275		31,499,096

Employee Stock Option Plan

     Effective August 18, 2002, our board of directors and a majority of our shareholders approved the Airbee 2002 Stock Option Plan. On May 1, 2003, we adopted the Airbee Wireless, Inc. 2003 Outside Directors Stock Option Plan. We have designated 12,500,000 shares of common stock for the plan. As of December 31, 2004, no options were granted under this plan. On January 1, 2005, a new outside director was seated on the board and has been granted 150,000 incentive options under the plan. The plan has essentially the same parameters as the employee stock option plan and terminates on May 31, 2013.

Related Stockholder Matters

     On January 23, 2004, we issued an aggregate of 4,999,240 shares of our common stock to Dolphin Bay Capital, Inc. in consideration of a promissory note in the amount of $568,914, which has been paid in full ($0.1138 per share). The investor was deemed an accredited investor as defined under Regulation D. The shares were issued pursuant to the exemption from registration provided by Regulation D, Rule 504 and Section 5.I of the Texas Security Act, Rule 109.3.C.1 of the Texas Administrative Code. The investor received current information concerning our company and had the ability to ask questions about our company at the time of their investment.

     On June 9, 2004, we issued 31,230 shares of our common stock and warrants to purchase 18,750 shares of our common stock to one investor in consideration of $10,000 under a private placement memorandum. There were no commissions paid nor were there any placement agents involved. This investor was deemed accredited as defined under Regulation D. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued to the investor contain a legend restricting their transferability absent registration or applicable exemption. The investor had access to information concerning our company and had the ability to ask questions about our company at the time of the stock purchase.

     On July 1, 2004, we issued options to purchase 3,000,000 shares of our common stock to Srinivansan Krishnamurthy, an executive officer of the Company, exercisable at $0.38 per share. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The officer received information concerning our company and had the ability to ask questions concerning our company.

     On November 18, 2004, we issued options to purchase 27,000,000 shares of our common stock to five executive officers. The options are exercisable at $0.22 per share for a period of four years from the date of issuance. The options were issued pursuant to the terms of employment agreements with our officers. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The officers received information concerning our company and had the ability to ask questions concerning our company.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Airbee Wireless, Inc. is a developer of intelligent connectivity software for wireless voice, data and video communications primarily designed to comply with the ZigBee standard. We believe our software will enable consumer and business devices to connect to each other over short distances without requiring the use of cables or wires. We intend to license our software communications products to manufacturers of microprocessors and OEM manufacturers, thereby enabling them to develop an increasing number of wireless communications applications using Airbee’s software, including consumer electronics, medical equipment, sensor and metering equipment, and industrial automation equipment. We believe that by focusing on our strength in the design and development of advanced wireless communications software, we can take advantage of the convergence of various wireless communications applications through software embedded on silicon.

     We recognize revenues from four primary sources: (1) time-based product license fees, (2) time-based license royalties, (3) product revenues for software development tools and kits, and (4) service revenues.

     Licensing revenues (e.g., Airbee-ZNS, Airbee-ZMAC, and Airbee-ZNMS) consist of revenues from the licensing under the enterprise licensing model, of Airbee platforms, which include a combination of product and services, and items such as development tools, an operating system, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12-36 months. Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, and customer training and consulting.

Plan of Operations

     Our plan of operations is to enhance our software and market it to various users pursuant to joint venture and license agreements. We plan on marketing our software through our own marketing personnel, as well as at trade shows and conventions and through our customer (partner) distribution channels. The sale of the majority of our products is not dependent on additional capital. These products are for sale at this time and are designated as “ZigBee ready” in conformity with the guidance given by the ZigBee Alliance. No further development of these products is currently required. The certification process only applies to our ZNS software stack product, which is designed to comply with the ZigBee specifications. The cost of certification is approximately $60,000. We currently have capital available to fund certification of this product. Our other products do not require certification and have no required additional development costs. The products may be sold separately or together as a group. This will depend on the customer and the requirements for his marketplace.

     We have expanded our development center in Chennai, India by hiring twelve additional software engineers. Another ten software engineers are expected to join our development center during the next fiscal quarter. An additional 20 to 30 software engineers are expected to join us during the subsequent 12 months. We anticipate recruiting three more marketing and sales personnel to complement the two people now on board. These sales and marketing personnel will be located in the U.S. and will either work from their homes or out of our headquarters office in Maryland. While these additions are subject in part to the availability of financing or revenues from software sales, because the engineers are located in India, the cost of their compensation is far less than if they were in the United States. We do not have any plans, proposal or arrangement to any material acquisitions during the next twelve months.

     It is not certain how the current and future development of Ultra Wide Band products will affect our plan of operation. The effect, if any, will depend upon the establishment of international standards.

Results of Operations

     For the less than five months of operations during Fiscal 2002, the Company generated $5,027 of revenue from software project services to third parties relating to the Connexus acquisition with an operating loss for the year of $173,633. Following the acquisition of Connexus Technologies Pte. Ltd. (subsequently renamed Airbee Wireless Pte. Ltd.), management wrote down acquired assets by the amount of $127,974. Net loss before taxes was $303,298, or $0.01 per weighted average number of common shares outstanding.

     For fiscal 2003, the Company generated consolidated revenues of $5,081 from software project services provided to third parties. An operating loss of $1,039,174 was sustained for fiscal 2003 resulting from increase in operating expense. All consulting for third parties (related solely to clients of Connexus subsequently acquired by us) was halted in order to focus the Company’s resources on developing its own portfolio of software for wireless networks.

     For fiscal 2004, our non-operating revenues were $70,000 resulting in a net loss applicable to common shares of $1,122,995 or $0.03 net loss per share, compared to a net loss of $1,125,429 or $0.04 net loss per share for fiscal 2003. These revenues were the result of the collection of receivables previously written off at the time the Company acquired Connexus Technologies (Pte.) Ltd. in 2002. Cumulative net loss since inception totaled $2,551,722. Strict management of operating overheads helped to control costs broadly in line with the previous fiscal year, while shifting our priorities from product research and development more toward sales and marketing of finished software products. Consolidated assets rose to $331,863, while consolidated liabilities stood at $1,613,329. Shareholders deficit rose to $1,281,466.

     With the ZigBee Alliance releasing version 1.0 of its international standard for wireless voice and data communications on December 14, 2004, management expects to begin booking revenues in the first quarter of Fiscal 2005 following the testing and certification of Airbee’s software for embedding on microprocessors.

     To date, our financial results typically reflect a development stage company. We have signed several licensing and joint development agreements with prospective clients and have successfully embedded our software onto six different hardware platforms (i.e., Motorola, Texas Instruments, Chipcon, SupaRule, Intel, and WinEdge & Wireless).

     The Company expanded its development center in Chennai, India by hiring 10 additional technical software engineers. Another 10 software engineers are expected to join our development center during the third quarter of 2004, with a further 20 to 30 software engineers joining the Company during the subsequent 12 months. We also expect to recruit 3 more marketing and sales personnel to complement the 2 people now on staff. Additional marketing personnel will be deployed geographically to cover the European and Asian markets, as well as the US.

     With the ZigBee Alliance releasing version 1.0 of its international standard for wireless voice and data communications on December 14, 2004, management expects to begin booking revenues in the second quarter of Fiscal 2005 following the testing and certification of Airbee’s software for embedding on microprocessors.

Liquidity and Capital Resources

     Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. We anticipate that our operating and capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on (a) the level of our future sales (which depend, to a large extent, on general economic conditions affecting us and our customers, as well as the timing of our products’ sales cycles (especially for the newly introduced ZigBee global standard) and other competitive factors) and (b) our ability to control expenses.

     Since inception we have principally funded our operations from shareholder loans and contributions of $1,429,000. In addition, during 2004 funding of approximately $569,000 was received in connection with a private placement pursuant to Rule 504. Although it is difficult for us to predict future liquidity requirements with certainty, we expect that our cash requirements for working capital, product development and capital expenditures will be financed from our cash, cash equivalents and supplemented by approximately $5,000,000 of debt or equity financing. Most of the funding will be allocated principally for sales and marketing. It is anticipated that of the $5,000,000, approximately $1,000,000 will be used for ongoing product enhancement. To the extent that we are unable to raise all or a portion of the funding, we will first reduce our expenses, including the sales and marketing budget and place initial priority on ongoing product enhancement. It is not anticipated that any lack of funding will impact upon the license and development agreements discussed above in the section entitled “Licensing and Joint Development Agreements” since the software development has been completed for three of our products.

     With regard to our current liabilities at December 31, 2004, $1,056,611 is payable to related note holders and employees who have deferred repayment as well as interest. Trade payables at December 31, 2004, which are current at this time, of approximately $390,000 are outstanding and will be paid as they come due or as payment may be extended by agreement of the parties. In March 2005, we received an aggregate of $350,000 from five investors in consideration of 979,143 shares of our common stock and 196,429 common stock purchase warrants. The proceeds have been used to pay down current payables. A payment of $60,000 for certification of our ZNS software stack is our only other current obligation (other than compensation). We are required to submit payment within approximately 45 days of the date we submit our product for certification. We have set aside $60,000 from our currently available cash for such purposes. We intend to submit our product for certification by the end of April 2005.

     While we believe that revenues will begin during the second quarter of 2005 from our licensing and other agreements. We shall be dependent upon financing to accelerate our marketing activities and continue product enhancement. We anticipate monthly expenses of approximately $81,000 to $112,000 over the next several months. Based on our historical ability to obtain funding, we believe that sufficient funds will be available until adequate revenues are generated to cover operating expenses as cash flow allows. There are no known trends that are likely to have a material impact on liquidity.

Key Operating Metrics

     Members of our senior management regularly review key financial information including net revenues, operating income or loss, earnings or loss per share, changes in deferred revenue, cash flow from operations and free cash. We define free cash as the sum of cash and cash equivalents, short and long-term investments and restricted investments less long-term debt. This information allows us to monitor the profitability of our business and evaluate the effectiveness of investments that we have made in the areas of customer support, product development, marketing and site operations. We believe that an understanding of key financial information and how it changes over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

Critical Accounting Policies and Estimates

General

     Management’s discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States, or GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Note 2, “Summary of Significant Accounting Policies” of Notes to the Consolidated Financial Statements

describes our significant accounting policies which are reviewed by us on a regular basis and which are also reviewed by senior management with our Board of Directors.

     An accounting policy is deemed by us to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The policies and estimates that we believe are most critical to an understanding of our financial results and condition and that require a higher degree of judgment and complexity are:

•	Revenue recognition

•	Estimating sales returns and other allowances, and allowance for doubtful accounts

•	Valuation of long-lived assets, including goodwill and purchased intangibles

•	Accounting for income taxes

Revenue Recognition

     The Company accounts for the time-based licensing of software in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition.” The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) the ability to collect is reasonably assured. For software arrangements with multiple elements, revenue is recognized dependent upon whether vendor-specific objective evidence (VSOE) of fair value exists for each of the elements. When VSOE does not exist for all the elements of a software arrangement and the only undelivered element is post-contract customer support (PCS), the entire licensing fee is recognized ratably over the contract period.

     Revenue attributable to undelivered elements, including technical support, is based on the sales price of those elements, and is recognized ratably on a straight-line basis over the term of the time-based license. Post-contract customer support revenue is recognized ratably over the contract period. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of sales.

     Time-based product licensing fees are collected in advance. Revenues from licenses are recognized on a prorated-basis over the life of the license. Airbee’s customary practice is to have non-cancelable time-based licenses and a customer purchase order prior to recognizing revenue.

     Enterprise license model arrangements require the delivery of unspecified future updates and upgrades within the same product family during the time-based license. Accordingly, Airbee will recognize fees from its enterprise license model agreements ratably over the term of the license agreement.

     Time-based royalties are charged on a unit basis. Royalties are not fixed dollar amounts, but are instead a percentage of the customer’s finished product and the percentage varies on a tiered basis with the number of units shipped by customer.

     Revenue attributed to undelivered elements is based on the sales price rather than on the renewal rate for the following reasons:

     Because of (i) the newness of the ZigBee standard for this short-range wireless technology, (ii) the newness of the Company’s product introductions into the marketplace for a range of applications being developed by its customers, and (iii) the lack of historical data for potentially defective software, which may be a function of the application into which it is installed, a reasonable reserve for returns cannot yet be established. In accordance with SFAS No. 48 “Revenue Recognition When Right of Return Exists,” in the absence of historical data, the Company is unable to make a reasonable and reliable estimate of product returns at this time.

     The Company expects to enter into maintenance contracts with its customers. Maintenance fees are not a fixed dollar amount, but rather a percentage fee based upon the value of the license and/or royalties billed/received. Maintenance contracts are paid for and collected at the beginning of the contract period. If the Company provides bug fixes (under warranty obligations) free-of-charge that are necessary to maintain compliance with published specifications, it accounts for the estimated costs to provide bug fixes in accordance with SFAS No. 5 “Accounting for Contingencies.”

     Revenue from products licensed to original equipment manufacturers (OEM’s) is based on the time-based licensing agreement with an OEM and recognized when the OEM ships licensed products to its customers.

Off-Balance Sheet Arrangements

     As of December 31, 2004, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

     In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations are no longer allowed, and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective August 9, 2002.

     On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.

     In June 2003, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not impact on the Company’s results of operations or financial position.

     In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but has adopted the enhanced disclosure requirements of SFAS 148.

     In April 2003, the FASB issued SFAS Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company’s results of operations or financial position.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not impact on the Company’ results of operations or financial position.

Factors That May Affect Future Results

Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Because a significant portion of our revenue is to be derived from software licenses, we are dependent upon the ability of our customers to develop and penetrate new markets successfully.

Our software license revenues depend both upon our ability to successfully negotiate production license agreements with our customers and, in turn, upon our customers’ successful commercialization of their underlying products. In particular, we shall derive significant revenue from customers that develop products in highly competitive and technologically complex markets such as consumer electronics, medical devices, homeland security, home automation, industrial control and automotive markets. If these customers sell fewer products or otherwise face significant economic difficulties, our revenues will be impacted. We cannot control our customers’ product development or commercialization or predict their success. In addition, we depend on our customers to accurately report the use of their products in order for us to collect our revenues from production licenses. If our customers are not successful with their products or do not accurately report use of their products to us, our software license revenues may be adversely impacted.

Numerous factors may cause our total revenues and operating results to fluctuate significantly from period to period. These fluctuations increase the difficulty of financial planning and forecasting and may result in decreases in our available cash and declines in the market price of our stock.

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our total revenues and operating results. These fluctuations make financial planning and forecasting more difficult. These fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our operations. As discussed more fully below, these fluctuations also could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenues include:

•	acceptance by our customers of our Airbee embedded software platforms and/or the slow acceptance by the market of the recently announced ZigBee global standard for short-range wireless voice and data communications

•	the number and timing of orders we receive, including disproportionately higher receipt and shipment of orders in the last month of the quarter;

•	changes in the length of our products’ sales cycles, which increase as our customers’ purchase decisions become more strategic and are made at higher management levels;

•	the success of our customers’ products from which we derive our production license revenue;

•	the mix of our revenues as between sales of products and lower-margin sales of services;

•	our ability to control our operating expenses, and fully realize the impact of the restructuring plans we have implemented;

•	our ability to continue to develop, introduce and ship competitive new products and product enhancements quickly;

•	possible deferrals of orders by customers in anticipation of new product introductions;

•	announcements, product introductions and price reductions by our competitors;

•	the impact of, and our ability to react to, natural disasters and/or events of terrorism;

•	changes in business cycles that affect the markets in which we sell our products and services;

•	economic, political and other conditions in the United States and internationally;

•	foreign currency exchange rates; and

•	the impact of any stock-based compensation charges arising from the issuance of stock options, stock appreciation rights or any other stock-based awards.

One or more of the foregoing factors may cause our operating expenses to be disproportionately high or may cause our net revenue and operating results to fluctuate significantly. Results from prior periods are thus not necessarily indicative of the results of future periods.

Legislative actions may cause our operating expenses to increase.

The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the Securities and Exchange Commission or the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent accountants. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we may be required to hire additional personnel and use additional outside legal, accounting and advisory services. Any of these developments could materially increase our operating expenses and accordingly reduce our net income or increase our net losses.

ITEM 7.	FINANCIAL STATEMENTS

AIRBEE WIRELESS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2003

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Airbee Wireless, Inc.
Rockville, MD 20850

We have audited the accompanying consolidated balance sheets of Airbee Wireless, Inc., a development stage company (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), accumulated comprehensive income and cash flows for the years then ended and the period of inception, August 9, 2002 (inception) through December 31, 2004, with cumulative totals since the Company’s inception, for the statements of operations, changes in stockholders’ equity (deficit), accumulated comprehensive income and cash flows. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regards to these matters are also discussed in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airbee Wireless, Inc., a development stage company as of December 31, 2004 and 2003, and the results of its operations, and cash flows for the years then ended, and the cumulative totals since the Company’s inception, in conformity with accounting principles generally accepted in the United States of America.

As noted in Note 14, the Company had amended its previously issued consolidated financial statements for the year ended December 31, 2003 and period ended August 9, 2002 (inception) through December 31, 2002 on its report dated May 20, 2004.

The Company had amended these consolidated financial statements to recognize an additional $146,365 and $34,420 in compensation and interest expense for the year ended December 31, 2003 and period August 9, 2002 (inception) through December 31, 2002. In addition, certain issuances of common stock have been restated due to valuation adjustments, and 2002 common share information has been restated to retroactively account for the stock split that occurred in September 2003. These transactions resulted in an increase in net loss applicable to common shares of $145,406 and $18,441 for the year ended December 31, 2003 and period August 9, 2002 (inception) through December 31, 2002 to a net loss of $1,125,429 and $303,298 as restated, and an increase in the deficits accumulated during the development stage to $1,428,727 and $303,298, respectively.

/s/ BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

March 20, 2005

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$87,362	$23,488
Prepaid expenses and other current assets	25,559	9,553

Total Current Assets	112,921	33,041

Fixed assets, net of depreciation	51,362	8,215

Intangible assets	165,975	164,727
Other assets	1,605	1,545

	167,580	166,272

TOTAL ASSETS	$331,863	$207,528

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Notes payable — related party	$1,056,611	$625,422
Notes payable — other	50,000	50,000
Liability for stock to be issued	76,000	—
Accounts payable and accrued expenses	389,791	256,888

Total Current Liabilities	1,572,402	932,310

Long-term Liabilities:
Due officers	40,927	39,076

Total Long-term Liabilities	40,927	39,076

Total Liabilities	1,613,329	971,386

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.00004 Par Value; 200,000,000 shares authorized 41,760,821 and 36,622,887 shares issued and outstanding at December 31, 2003 and 2002, respectively	1,670	1,465
Additional paid-in capital	1,348,083	737,749
Accumulated comprehensive income	730	5,882
Deficit accumulated during the development stage	(2,551,722)	(1,428,727)

	(1,201,239)	(683,631)
Less: Treasury stock, 80,227 and 0 shares at cost	(80,227)	(80,227)

Total Stockholders’ Equity (Deficit)	(1,281,466)	(763,858)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$331,863	$207,528

The accompanying notes are an integral part of these consolidated financial statements

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			August 9, 2002
	2004	2003	to December 31, 2004
OPERATING REVENUES
Sales	$—	$5,081	$10,108

COST OF SALES	—	5,520	11,040

GROSS PROFIT (LOSS)	—	(439)	(932)

OPERATING EXPENSES
Compensation and professional fees	572,278	521,252	1,145,384
Research and development	326,030	476,757	922,017
Selling, general and administrative expenses	226,228	38,500	264,852
Impairment	—	—	127,974
Depreciation and amortization	4,188	2,226	8,346

Total Operating Expenses	1,128,724	1,038,735	2,468,573

LOSS BEFORE OTHER (EXPENSE)	(1,128,724)	(1,039,174)	(2,469,505)

OTHER INCOME (EXPENSE)
Other income	70,000	—	70,000
Interest expense	(64,271)	(86,255)	(152,217)

Total Other Income (Expense)	5,729	(86,255)	(82,217)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,122,995)	(1,125,429)	(2,551,722)
Provision for Income Taxes	—	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(1,122,995)	$(1,125,429)	$(2,551,722)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.029)	$(0.040)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (POST SPLIT)	38,578,861	28,473,313

The accompanying notes are an integral part of these consolidated financial statements

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD AUGUST 9, 2002 (INCEPTION) THROUGH DECEMBER 31, 2004

					Deficit
					Accumulated
				Accumulated	During the
	Common Stock		Additional	Comprehensive	Development	Treasury
Description	Shares	Amount	Paid - In Capital	Income (Loss)	Stage	Stock	Total
Balance, August 9, 2002	—	$—	$—	$—	$—	$—	$—
Issuance of initial founders’ shares	21,625,000	865	—	—	—	—	865
Shares issued for acquisition of Connexus Technologies	4,156,405	166	99,834	—	—	—	100,000
Issuance of founders’ shares to chief operating officer	1,359,550	55	—	—	—	—	55
Issuance of common stock for cash	50,000	2	9,998	—	—	—	10,000
Prior period adjustment, Note 15	—	—	—	—	(18,441)	—	(18,441)
Net loss for the period, as originally stated	—	—	—	—	(284,857)	—	(284,857)

Balance, December 31, 2002, as restated	27,190,955	1,088	109,832	—	(303,298)	—	(192,378)

Issuance of common stock in private placement	1,000,000	40	87,960	—	—	—	88,000
Issuance of common stock in conversion of note payable	56,668	2	11,831	—	—	—	11,833
Issuance of founders’ shares to chief financial officer	125,000	5	—	—	—	—	5
Shares issued for services	3,617,854	144	411,568	—	—	—	411,712
Shares issued for cash	166,960	7	18,993	—	—	—	19,000
Shares of common stock issued in exercise of options	4,465,450	179	80,048	—	—	(80,227)	—
Contribution of capital by officer	—	—	17,517	—	—	—	17,517
Prior period adjustment, Note 15	—	—	—	—	(145,406)	—	(145,406)
Net loss for the year, as originally stated	—	—	—	5,882	(980,023)	—	(974,141)

Balance, December 31, 2003, as restated	36,622,887	1,465	737,749	5,882	(1,428,727)	(80,227)	(763,858)

Issuance of common stock for cash	5,030,490	201	581,838	—	—	—	582,039
Shares issued for services	107,444	4	28,496	—	—	—	28,500
Net loss for the year	—	—	—	(5,152)	(1,122,995)	—	(1,128,147)

Balance, December 31, 2004	41,760,821	$1,670	$1,348,083	$730	$(2,551,722)	$(80,227)	$(1,281,466)

The accompanying notes are an integral part of these consolidated financial statement

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF ACCUMULATED COMPREHENSIVE
INCOME FOR THE PERIOD AUGUST 9, 2002 (INCEPTION) THROUGH
DECEMBER 31, 2004

Balance, August 9, 2002	$—

Gain on foreign currency translation	—

Balance, December 31, 2002	—

Gain on foreign currency translation	5,882

Balance, December 31, 2003	5,882

Loss on foreign currency translation	(5,152)

Balance, December 31, 2004	$730

The accompanying notes are an integral part of these consolidated financial statements

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004 AND 2003

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			August 9, 2002
	2004	2003	to December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,122,995)	$(1,125,429)	$(2,551,722)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	4,188	2,226	8,346
Common stock issued for services and compensation	28,500	411,717	441,137
Interest expense converted to note payable — other	50,000	50,000	100,000
Services for stock to be issued	76,000	—	76,000
Impairment of goodwill	—	—	127,974
Services rendered converted to notes payable - demand	431,189	476,234	1,056,611
(Loss) gain on foreign currency transactions	(5,152)	5,882	730

Changes in assets and liabilities
Decrease in accounts receivable	—	9,861	19,373
(Increase) decrease in prepaid expenses and other assets	(16,006)	(7,946)	(23,952)
Net change in net assets in acquisition of Connexus	—	—	(22,865)
(Increase) in other assets	(60)		(60)
Increase in accounts payable and and accrued expenses	82,903	163,726	254,359

Total adjustments	651,562	1,111,700	2,037,653

Net cash (used in) operating activities	(471,433)	(13,729)	(514,069)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(1,248)	(139,727)	(165,975)
Acquisitions of fixed assets	(47,335)	(2,713)	(50,048)

Net cash (used in) investing activities	(48,583)	(142,440)	(216,023)

The accompanying notes are an integral part of these consolidated financial statements

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			August 9, 2002
			to December 31,
	2004	2003	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	$582,039	$124,488	$716,527
Proceeds from notes payable — other	—	—	60,000
Amounts due to officers, net	1,851	39,076	40,927

Net cash provided by financing activities	583,890	163,564	817,454

NET INCREASE IN CASH AND CASH EQUIVALENTS	63,874	7,395	87,362

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	23,488	16,093	—

CASH AND CASH EQUIVALENTS — END OF PERIOD	$87,362	$23,488	$87,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Exercise of cashless stock options	$—	$160,454	$160,454

Common stock issued for services and compensation	$28,500	$411,712	$440,212

Interest expense converted to note payable — other	$50,000	$50,000	$100,000

Services rendered converted to notes payable — demand	$431,189	$476,234	$1,056,611

Services for stock to be issued	$76,000	$—	$76,000

Conversion of notes payable and accrued interest to common stock	$—	$11,833	$11,833

Impairment of goodwill	$—	$—	$127,974

The accompanying notes are an integral part of these consolidated financial statements

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

     Airbee Wireless, Inc. (the “Company”), was incorporated in Delaware in 2002 to develop and supply cutting edge intelligent software that is generally embedded into microprocessors, thereby allowing chip manufacturers, original equipment manufacturers (OEM’s) and integrators of various products to create advanced wireless communications systems.

     Focusing on its core competencies in the design and engineering of advanced, embedded short-range wireless data, voice and video communications software, the Company believes that it is positioned to play a pivotal role in the convergence of various wireless communications applications through software embedded on silicon. The Company focuses on developing advanced technological solutions tailored to enable customer requirements for specific end-user applications, providing the unwired features people want at work and at home.

     In March 2004, Airbee became a member of The ZigBee Alliance which has defined a global standard for reliable, cost-effective, low-power, low data rate, wireless applications. With over 130 international member companies, the ZigBee standard, based on the IEEE 802.15.4 standard is emerging as a dominant wireless standard for a host of industrial controls, telemetry, and in-building and home automation networking needs.

     Airbee’s portfolio of products is generally connected over the rapidly emerging Wireless Personal Area Network (WPAN) or the Wireless Local Area Network (WLAN) technology space. Critical to the success of new products in these areas is the ability to interoperate or “talk to each other” based on industry-adopted standards. Airbee’s products are designed and engineered to be compliant with ZigBee/802.15.4 WPAN standards (approved by IEEE on 8/7/03). Airbee’s patent-pending software technology, in conjunction with an Airbee enabled wireless network, allows a computer to work with a printer or a PDA and/or headset accessory to work with a mobile phone. Airbee leverages the widespread market awareness created by Bluetooth, but offers similar products at less than half the cost, three times the operating range and better reliability per the ZigBee specifications.

     As stated in Note 14, the Company had amended its previously issued consolidated financial statements for the year ended December 31, 2003 and period ended August 9, 2002 (inception) through December 31, 2002 on its report dated May 20, 2004.

     The Company had amended these consolidated financial statements to recognize additional compensation and interest expense for the year ended December 31, 2003 and period August 9, 2002 (inception) through December 31, 2002. Additionally, certain issuances of common stock have been restated due to valuation adjustments, and 2002 common share information has been restated to retroactively account for the stock split that occurred in September 2003. These transactions resulted in an increase in net loss applicable to common shares of $145,406 and $18,441 for the year ended December 31, 2003 and period August 9, 2002 (inception) through December 31, 2002 to a net loss of $1,125,429 and $303,298 as restated, and an increase in the deficits accumulated during the development stage to $1,428,727 and $303,298, respectively.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company has devoted substantially all of its efforts to business planning, patent applications, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. With the release of the ZigBee / IEEE 802.15.4 standard on December 14, 2004, the Company is anticipating that sales will be generated in fiscal 2005, at which time it will emerge from the development stage.

Principles of Consolidation

     The consolidated financial statements include the accounts of Airbee Wireless, Inc. and its wholly-owned subsidiaries Airbee Wireless (Pte.) Ltd., located in Singapore and Airbee Wireless (India) Pvt. Ltd., located in India for the years ended December 31, 2004 and 2003. All significant inter-company accounts and transactions have been eliminated in consolidation. Accounts denominated in non-U.S. currencies have been re-measured using the U.S. Dollar as the functional currency.

Use of Estimates

     Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

     The Company maintains cash and cash equivalent balances at financial institutions in the United States of America, Singapore and India. The financial institution in the United States of America is insured by the Federal Deposit Insurance Corporation up to $100,000.

Fixed Assets

     Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; two to four years for machinery and equipment and four to forty years for buildings. Reviews are regularly performed to determine whether facts and circumstances exist that indicate carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated. The Company assesses the recoverability of its fixed assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. When fixed assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

Identified Intangible Assets

     Intellectual property assets represent technology and are amortized over the periods of benefit, ranging from two to ten years, generally on a straight-line basis.

     Identified intangible assets are regularly reviewed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its identifiable intangible assets by comparing the projected discounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Segment Reporting

     The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of December 31, 2004 and 2003, there were no operating segments.

Start-up Costs

     In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expensed all costs incurred in connection with the start-up and organization of the Company.

Revenue and Cost Recognition

     The Company recognizes revenues from four primary sources: (1) time-based product license fees, (2) time-based license royalties, (3) product revenues for software development tools and kits, and (4) service revenues.

     Licensing revenues (e.g., Airbee-ZNS, Airbee-ZMAC, and Airbee-ZNMS) consist of revenues from the licensing under the enterprise licensing model, of Airbee platforms, which include a combination of product and services, and items such as development tools, an operating system, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12-36 months. Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, and customer training and consulting.

     The Company accounts for the time-based licensing of software in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition.” The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) the ability to collect is reasonably assured. For software arrangements with multiple elements, revenue is recognized dependent upon whether vendor-specific objective evidence (VSOE) of fair value exists for each of the elements. When VSOE does not exist for all the elements of a software arrangement and the only undelivered element is post-contract customer support (PCS), the entire licensing fee is recognized ratably over the contract period.

     Revenue attributable to undelivered elements, including technical support, is based on the sales price of those elements, and is recognized ratably on a straight-line basis over the term of the time-based license. Post-contract customer support revenue is recognized ratably over the contract period. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of sales.

     Time-based product licensing fees are collected in advance. Revenues from licenses are recognized on a prorated-basis over the life of the license. Airbee’s customary practice is to have non-cancelable time-based licenses and a customer purchase order prior to recognizing revenue.

     Enterprise license model arrangements require the delivery of unspecified future updates and upgrades within the same product family during the time-based license. Accordingly, Airbee will recognize fees from its enterprise license model agreements ratably over the term of the license agreement.

     Time-based royalties are charged on a unit basis. Royalties are not fixed dollar amounts, but are instead a percentage of the customer’s finished product and the percentage varies on a tiered basis with the number of units shipped by customer.

     Revenue attributed to undelivered elements is based on the sales price rather than on the renewal rate for the following reasons:

     Because of (i) the newness of the ZigBee standard for this short-range wireless technology, (ii) the newness of the Company’s product introductions into the marketplace for a range of applications being developed by its customers, and (iii) the lack of historical data for potentially defective software, which may be a function of the application into which it is installed, a reasonable reserve for returns cannot yet be established. In accordance with SFAS No. 48 “Revenue Recognition When Right of Return Exists,” in the absence of historical data, the Company is unable to make a reasonable and reliable estimate of product returns at this time.

     The Company expects to enter into maintenance contracts with its customers. Maintenance fees are not a fixed dollar amount, but rather a percentage fee based upon the value of the license and/or royalties billed/received. Maintenance contracts are paid for and collected at the beginning of the contract period. If the Company provides bug fixes (under warranty obligations) free-of-charge that are necessary to maintain compliance with published specifications, it accounts for the estimated costs to provide bug fixes in accordance with SFAS No. 5 “Accounting for Contingencies.”

     Revenue from products licensed to original equipment manufacturers (OEM’s) is based on the time-based licensing agreement with an OEM and recognized when the OEM ships licensed products to its customers.

     The Company assesses probability of collection based on a number of factors, including its past transaction history with the customer and the creditworthiness of the customer. New customers are subject to a credit review process that evaluates the customers’ financial position and ultimately its ability to pay according to the original terms of the arrangement. Based on this review process, if it is determined from the outset of an arrangement that collection of the resulting receivable is not probable, revenue is then recognized on a cash-collected basis.

     Cost of revenue includes direct costs to produce and distribute products and direct costs to provide product support and training.

Research and Development

     Research and development costs are related primarily to the Company developing its intellectual property. Research and development costs are expensed as incurred.

Income Taxes

     Income tax benefit is computed on the pretax loss based on current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and its financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the years ended December 31, 2004 and 2003, respectively.

Advertising

     The Company’s policy is to expense the costs of advertising and marketing as they are incurred. The Company had no such cost for 2004 and 2003.

Earnings (Loss) Per Share of Common Stock

     Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at December 31, 2004 and 2003 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred losses since inception as a result of funding its research and development, including the development of its intellectual property portfolio which is key to its core products.

     All shares shown give rise to the retroactive treatment of the 2.5:1 stock split that occurred in September 2003.

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2004	2003
Net Loss	($1,122,995)	($1,125,429)

Weighted-average common shares outstanding (Basic)	38,578,861	28,473,313

Weighted-average common stock equivalents:
Stock options	—	—
Warrants	—	—

Weighted-average common shares outstanding (Diluted)	38,578,861	28,473,313

Fair Value of Financial Instruments

     The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

Stock-Based Compensation

     Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of SFAS No. 123.

     The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period.

     The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Product Warranty

     The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the years ended December 31, 2004 and 2003, respectively.

Goodwill and Intangible Assets

     The Company follows Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” All goodwill associated with the acquisition of Connexus Technologies (Pte.) Ltd. was impaired in 2002 ($127,974), due to the company being acquired mainly for its development and anticipated future development which management has determined to have no material fair value as of the balance sheet dates.

     The identifiable intangible assets presented on the consolidated balance sheets represent the intellectual property that was capitalized post- technological feasibility. Management will continue to monitor and assess any impairment charges against those assets in accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Currency Risk and Foreign Currency Translation

     The Company transacts business in currencies other than the U.S. Dollar, primarily the Singapore Dollar and the Indian Rupee. All currency transactions occur in the spot foreign exchange market and the Company does not use currency forward contracts, currency options, currency borrowings interest rate swaps or any other derivative hedging strategy at this point in time.

Currency Risk and Foreign Currency Translation

     The Company has determined that based on the cash flow, sales price, sales market, expense, financing, and inter-company transactions and arrangements indicators set forth in FASB 52, Foreign Currency Translation, that the functional currency of the Company is that of the parent company and is US Dollars. The Company has reported its gain on foreign currency in its consolidated statements of accumulated other comprehensive income due to the fact that these translation adjustments result from the translation of all assets and liabilities at the current rate, while the stockholder equity accounts were translated by using historical and weighted-average rates.

Recent Accounting Pronouncements

     In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations are no longer allowed, and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective August 9, 2002.

     On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.

     In June 2003, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not impact on the Company’s results of operations or financial position.

     In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.

It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but has adopted the enhanced disclosure requirements of SFAS 148.

     In April 2003, the FASB issued SFAS Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company’s results of operations or financial position.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not impact on the Company’ results of operations or financial position.

NOTE 3- CONCENTRATION OF CREDIT RISK

     The Company’s trade receivables are derived from sales to original equipment manufacturers and manufacturers of microprocessors. The Company endeavors to keep pace with the evolving computer and communications industries, and has adopted credit policies and standards intended to accommodate industry growth and inherent risk. Management believes that credit risks are moderated by the diversity of the Company’s end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary.

NOTE 4- FIXED ASSETS

Fixed assets consist of the following at December 31, 2004 and 2003:

	2004	2003
Computer and office equipment	$59,708	$12,373
Less: accumulated depreciation	(8,346)	(4,158)

Net book value	$51,362	$8,215

Depreciation expense for the years ended December 31, 2004 and 2003 was $4,188 and $2,226, respectively.

NOTE 5- NOTE PAYABLE

     The Company entered into a note payable, principal amount of $50,000 payable August 31, 2005. The Company entered into this note in connection with the 2002 acquisition of Connexus Technologies (Pte.) Ltd. The note was non-interest bearing if it was paid prior to August 31, 2003. If the note is paid between September 1, 2003 and August 31, 2004 the total payment due is $100,000, and between September 1, 2004 through August 31, 2005, total payment due is $150,000. The Company, at December 31, 2004 and 2003, has reflected the value of the note payable, which includes interest at $150,000 and $100,000, respectively. The accrued interest is included in accounts payable and accrued expenses.

     The Company entered into a note payable for $10,000 with an unrelated third party in November 2002, at an interest rate of 10.0% annually. The note accrued interest through August 2003, at which time principal, accrued interest and fees were converted into 22,667 shares of common stock.

NOTE 6- PROMISSORY NOTES – RELATED PARTY

     The Company entered into promissory notes with some of its officers (see Note 9) who have amounts outstanding with the Company. These amounts accrue interest at rates between 6.0% and 9.5% annually. As of December 31, 2004 and 2003, the Company has $1,056,611 and $625,422 outstanding under these notes, including $85,147 and $42,705 in accrued interest. The notes are short-term notes and are therefore reflected as current liabilities on the consolidated balance sheets. The notes relate to services rendered to the Company

NOTE 7- INTELLECTUAL PROPERTY

     Costs incurred in creating products are charged to expense when incurred as research and development until technological feasibility is established upon completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

     In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, SFAS No. 68, “Research and Development Arrangements”, and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, technological feasibility for the Airbee UltraLite™ was established on November 20, 2002 with completion of the detailed program design. Several working models were delivered at various points through July of 2003.

     Since, the Company had no sales, other than the execution of an inherited software contract for a previous Connexus Technologies Pte. Ltd. customer that had nothing to do with their current products, amortization of their its software being developed at that time for other purposes is not required. Additionally, the intangible assets pertain to the Company’s intellectual property, more specifically software code for both IEEE 802.15.4 and the ZigBee standard version 1.0. This software serves as the core code (i.e., one of the key building blocks) for current and future products that must comply with both of these international standards. Hence, core software based upon the global standards of IEEE and ZigBee to enable the rest of our software to function has in indefinite, but not necessarily infinite, useful life. As such, management, with the assistance of its technical staff, has determined that this specific intellectual property is determined to have an indefinite useful life. The status of that intellectual property is reviewed for impairment annually, or more frequently if events and circumstances indicate that the asset may be impaired. The Company believes that at this point in time, impairment is impractical because (a) the IEEE 802.15 global standard was only finalized in October 2003; (b) the ZigBee global standard was only finalized on December 14, 2004; and (c) the Company’s software written in conformity with both global standards is vital to making the rest of its software function and therefore be in compliance with these global standards. Therefore, at this point in time, the tests for impairment of the intangible assets being intellectual property indicate no amortization is required.

NOTE 8- ACQUISITIONS

     The Company’s acquisition of Connexus Technologies (Pte.) Ltd. has been accounted for using the purchase method of accounting. The Company acquired 100% of the common stock of Connexus for 4,156,405 shares of common stock valued at $100,000, and assumed a promissory note which at the time of acquisition (as of October 1, 2002) was valued at $50,000, subsequently with accrued interest is valued at $150,000 as of December

31, 2004. Connexus had a net book value of $22,026 (US dollar equivalent) resulting in $127,974 in goodwill, which management determined to be impaired based on the fact that the purchase price was determined based on what Connexus had been developing. The primary reason that the Company acquired Connexus was the working model and software code that it had been developing fits nicely into the current business model and software code of the Company. The Company did not pay any cash for Connexus and there are no contingent payments, options, or commitments specified in the purchase agreement.

     The book value of $22,026 of Connexus at the time of acquisition consisted of:

Current assets	$42,638
Fixed assets	18,190
Accounts payable and other accrued expenses	(38,802)

Total	$22,026

NOTE 9- RELATED PARTY TRANSACTIONS

     As discussed in Note 6, the Company has short-term promissory notes with some of its officers for services rendered to the Company. Interest is accrued at rates between 6.0% and 9.5% annually on these notes. As of December 31, 2004 and 2003, the Company has $1,056,611 and $625,422 outstanding under these notes, including $85,147 and $42,705 in accrued interest.

NOTE 10- PROVISION FOR INCOME TAXES

     Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

     At December 31, 2004, deferred tax assets consist of the following:

Net operating loss carry-forwards	$765,517
Less: valuation allowance	(765,517)

$-0-

     At December 31, 2004, the Company had deficits accumulated during the development stage in the approximate amount of $2,551,722, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 11- STOCKHOLDERS’ (DEFICIT)

     The Company has 200,000,000 shares of common stock authorized at December 31, 2004 and 2003, respectively. The par value at December 31, 2004 and 2003 is $0.00004.

     At December 31, 2004 and 2003, the Company has 41,760,821 and 36,622,887 common shares issued and outstanding.

     The following stock transactions occurred in 2002:

     The Company issued 21,625,000 to one of its founders for $865 (par).

     In the acquisition of Connexus Technologies (Pte.) Ltd., the Company issued 4,156,405 shares of stock in exchange for Connexus’ stock

     The Company issued 1,359,550 shares to its chief operating officer as founders’ shares for running the Company. These shares were issued for $55 (par).

     The Company issued 50,000 shares of stock for $10,000 cash at a value of $0.20 per share.

     The following stock transactions occurred in 2003:

     The Company raised $88,000 from a board member in two tranches of $44,000 each for a total of $88,000. The Company issued a total of 1,000,000 shares of stock for these amounts at a value of $0.088 per share.

     The Company converted a note payable of $10,000 plus accrued interest and fees from an unrelated third party to 56,668 shares of stock valued at $0.20 per share.

     The Company issued 125,000 shares of stock to its chief financial officer as founders’ shares. These shares were issued for $5 (par).

     On September 30, 2003, the Company’s board of directors approved a 2.5:1 forward stock split. It split the then issued and outstanding 11,349,049 shares into 28,372,622 shares. With the stock split, the par value of the Company’s stock went from $0.0001 to $0.00004.

     The Company issued 3,784,814 shares of stock valued at $0.1138 per share for cash (166,960 for $19,000) and services (3,617,854 for $411,712) for a total value of $430,712.

     The Company issued 4,465,450 shares of stock from the exercise of stock options from its officers. This was a cashless exchange. In this exchange 160,454 shares were returned to the Company and are included in its treasury and reflected as treasury stock on the consolidated balance sheets.

     The Company’s officers also contributed $17,517 as capital reflected as additional paid-in capital. No stock was issued in these exchanges.

     The following stock transactions occurred in 2004:

     The Company issued 4,999,240 shares of stock valued at $0.1138 per share for cash in the amount of $568,914; 31,250 shares for $13,125 in cash and 107,444 shares for services valued at $28,500. In addition, the Company authorized the issuance of 400,000 shares for services in December 2004, however, the shares were not issued as of December 31, 2004 and are reflected as a liability for stock to be issued. The shares were valued at $76,000.

Stock Option Plan and Warrants

     In August 2002, the Company’s Board of Directors established the Airbee Wireless, Inc. 2002 Stock Option Plan. The Board authorized up to 75,000,000 common shares (post-split) to be authorized and issued to officers, directors and employees.

     The Company granted post-split options totaling 21,375,000 shares of which 4,625,904 options were exercised as cashless options resulting in 4,465,450 shares of stock. In the cashless exchange, 160,454 shares of stock were recorded as treasury stock. All of these options were granted to officers and key members of the management team of the Company.

     Under the Black-Scholes option pricing model, the total value of the stock options granted in 2003 and 2004 is reflected for pro forma presentation due to the Company following APB 25 for the expensing of its stock options. SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages adoption of a fair-value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss.

     The following tables summarize the activity of the Company’s stock option plan:

	Year Ended
	December 31, 2004
		Weighted-
		average
	Number of	exercise
	Options	price
Outstanding – beginning of period	16,749,096	$0.01004
Granted below fair value	0	0
Granted at fair value	30,000,000	0.22
Converted	0	(0.000)

Outstanding – end of period	46,749,096	$0.1205

Exercisable at end of period:	24,187,500	$0.01004

	Year Ended
	December 31, 2003
		Weighted-
	Number	average
	of	exercise
	Options	price
Outstanding – beginning of period	18,375,000	$0.00004
Granted below fair value	0	0
Granted at fair value	3,000,000	0.04
Cancelled	4,625,904	(0.043)

Outstanding – end of period	16,749,096	$0.01004

Exercisable at end of period:	3,662,500	$0.01004

Stock Option Plan and Warrants (Continued)

     For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, which approximates fair value, with the following weighted-average assumptions used for stock options granted in 2004 and 2003; no annual dividends, volatility of 100%, risk-free interest rate of 5.50%, and expected life of 4 to 6 years.

     The stock options vest over a period of 4 to 6 years upon the granting pursuant to the employees respective employment agreements. The Company anticipates that the remaining options available are anticipated to be held until they are fully vested. For 2004 and 2003, the average years remaining on the options was 4.5 years and 3.5 years, respectively. These represent the weighted average contractual life of the options. If compensation expense for the Company’s stock-based compensation plans had been determined consistent with SFAS 123, the Company’s net income and net income per share including pro forma results would have been the amounts indicated below:

	Year Ended December 31,
	2004	2003
Net loss:
As reported	($1,122,995)	($1,125,429)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,704,277)	(429,521)

Pro forma	($4,827,272)	($1,554,950)

Net loss per share:
As reported:
Basic	($0.03)	($0.04)
Diluted	($0.03)	($0.04)
Pro forma:
Basic	($0.13)	($0.05)
Diluted	($0.13)	($0.05)

Stock Option Plan and Warrants (Continued)

     The Company issued 18,750 and 1,750,000 warrants as of December 31, 2004 and 2003. These warrants were issued in connection with the equity financing the Company entered into in April and August 2003. None of the warrants have been exercised as of December 31, 2003.

     The Company also issued 50,000 warrants in connection with a note payable to a non-related third party in October 2002.

     The fair value of these warrants was estimated using the Black-Scholes pricing model with the following assumptions: interest rate 5.5%, dividend yield 0%, volatility 100% and expected life of four years.

     The Company has the following warrants exercisable for the purchase of its common stock. All warrants and prices are reflected retroactive to the stock split:

		Year Ended
Exercise		December 31,
Price	Expiration Date	2004	2003
$0.20	October 18, 2005	50,000	50,000
0.012	August 22, 2006	500,000	500,000
0.012	April 22, 2006	1,250,000	1,250,000
1.00	August 31, 2007	6,250	—
1.75	August 31, 2007	6,250	—
2.75	August 31, 2007	6,250	—

		1,818,750	1,800,000

Stock Option Plan and Warrants (Continued)

     In addition, all of these warrants are outstanding as of December 31, 2004, and no warrants to date have been exercised.

NOTE 12- COMMITMENTS AND CONTINGENCIES

Employment Agreements

     The Company has entered into employment agreements with key members of management and some officers. Most of these employment agreements are for a period of three to five years. As part of the employment agreements, the Company has granted stock options to these individuals that vest over a three to five-year period of time. The Company, in an effort to incentivize its officers, granted additional options and accelerated the vesting schedules. The officers were not compensated during the initial start-up of operations. However, they did exercise stock options in 2003.

     A subsidiary, Airbee Wireless (India) Pvt. Ltd., has entered into a three-year lease agreement for office space in Chennai, India. Monthly rent in the US Dollar equivalent is $1,505. The lease runs from April, 2004 to March, 2007.

NOTE 13- GOING CONCERN

     As shown in the accompanying consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2004 and 2003. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

     Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s sales efforts. The Company has been successful in recent months in raising capital to fund its operating costs and is in the due diligence phase with respect to a convertible debenture agreement that will yield the Company some working capital equity to fund operations in the near term.

     The Company has also been enhancing its business processes to account for the significant development that has occurred in the past year, and believes that with the proper bridge financing and potential permanent financing they anticipate, the viability of the Company remains very positive in excess of one year.

     The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 14 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     The Company had amended its previously issued consolidated financial statements for the year ended December 31, 2003 and period August 9, 2002 (inception) through December 31, 2002 on its report dated May 20, 2004. The Company had amended these consolidated financial statements to recognize an additional $145,406 and $18,441 in compensation and interest expense for the year ended December 31, 2003 and period August 9, 2002 (inception) through December 31, 2002. In addition, certain issuances of common stock have been restated due to valuation adjustments, and 2002 common share information has been restated to retroactively account for the stock split that occurred in September 2003. These transactions resulted in an increase in net loss applicable to common shares of $145,406 and $18,441 for the year ended December 31, 2003 and period August 9, 2002 (inception) through December 31, 2002 to a net loss of $1,125,429 and $303,298 as restated, and an increase in the deficits accumulated during the development stage to $1,428,727 and $303,298, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures

     As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

     Changes in internal controls

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

ITEM 8B. OTHER INFORMATION

     None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualified. Our officers are appointed by our directors.

Our directors and executive officers and their ages are as follows:

Name	Age	Position
Sundaresan Raja	42	President and Chief Executive Officer, Director
E. Eugene Sharer	71	Chief Operating Officer, Secretary, Director
Ramanujam Satagopan	40	Vice President & Chief Technology Officer
Richard P. Sommerfeld, Jr.	51	Chief Financial Officer
Srinivansan Krishnamurthy	46	Vice President-Business Development
Mal Gurian	78	Director

     The following is a brief description of the background of our directors and executive officers.

     Sundaresan Raja. Mr. Raja has served as our Director, President and Chief Executive Officer since our founding in 2002. From 1992 through 2000, Mr. Raja founded and served as CEO of Intelligent Systems, Inc. and Intelligent Systems (India) Pvt. Ltd., companies principally involved in customizing software. Intelligent Systems, Inc. filed for Chapter 11 bankruptcy protection in 1998, which was subsequently moved to Chapter 7. Operations of Intelligent Systems, Inc. ceased in March 2000. Mr. Raja had decided that the wireless industry was going to be a highly visible technology and spent from 2000 through early 2002 studying and researching the wireless technology marketplace. Mr. Raja has over 22 years experience in information technology related businesses and as an independent consultant to both private and government organizations. In this capacity, he provided technical resources as consultants to other technology companies and developed several commercial software products for the mailing and shipping industry. He has provided consulting services to several fortune 500 companies. He holds an MS (Management Information Systems) from The American University, an MBA from Johns Hopkins University and an MS (Mathematics) from the Madras University in India.

     E. Eugene Sharer. Mr. Sharer has served as our Chief Operating Officer and a Director since our founding in 2002. Prior to joining our company, Mr. Sharer worked for more than 17 years as President and/or Chief Operating Officer of information technology companies, most recently as President and Vice Chairman of Complete Wellness Centers, Inc., a public health care company, from March 1996 to February 1999. From February 1999 through August 2002 he formed Sharer Associates, Inc., a management consulting company. Since 1999 Mr. Sharer has served as a director of Digital Dominion, a financial services technology company. From 1991 to 1995, he was president of ROW Sciences, a government contracting firm specializing in supporting the FDA and the Department of Health and Human Services. He was President of Calculon Corporation from 1985 to 1989 and Director of the ORI Group. Prior to that, he was executive Vice President and Director of Iverson Technologies, a specialized computer manufacturer from 1989 to 1991. He was Vice President of Systems Group, Computer Sciences Corporation from 1981 to 1985 and served with IBM in various management positions. He has also served on the

Executive Committee of the Technology Council of Maryland and served two terms on the Industrial and Professional Advisory Committee of Penn State’s Department of Computer Science and Engineering. He graduated from Penn State with a BS (Electrical Engineering) and did graduate work at Syracuse University.

     Ramanujam Satagopan. Mr. Satagopan has served as our Chief Technology Officer since September 2002. From October 2000 through September 2002, he served as Chief Executive Officer of Connexus Technologies (Singapore) Ptd. Ltd. and from October 2000 through September 2002 he also served as Managing Director of Connexus Technologies (India) Pvt. Ltd. The Connexus Technologies entities were acquired by our company in August of 2002. Prior to joining our company, Mr. Satagopan worked for over 14 years with companies selling telecom software products, most recently serving as a Technology Director of Motorola Electronics-Singapore, from January 1992 to September 2000. Mr. Satagopan has led product teams to roll-out wireless products for Motorola worldwide, including its popular Scriptor series of pager products and the latest low-cost “Talk-about” GSM cellular radios. Mr. Satagopan played a key role in evolving the ISCLAP (Indian Standard Code for Language Paging) paging protocol standard for the Indian market and in rolling out language pagers in India. Among his 8 published patents, one is for synchronous dynamic code generation for secure remote access to a computer system and another is for a method to achieve horizontal and vertical zoom on a display device by selective segment duplication. Mr. Satagopan holds a BS (Electrical Engineering) from India and an MA (Management of Technology) from the Graduate School of Business, National University of Singapore.

     Richard P. Sommerfeld, Jr. Mr. Sommerfeld has served as Chief Financial Officer since September 2003. Prior to joining our company, Mr. Sommerfeld served as Chief Executive Officer of Digital Dominion, Inc., a financial services company from 2000 to 2003. He also served as Chief Operating Officer of Data Mining Technologies, Inc., a Data Mining software company, from 1999 to 2000. From 1996 to 1998, Mr. Sommerfeld served as Chief Executive Officer of Dransfield Food & Beverage Holdings, Ltd., an international consumer goods company based in Hong Kong. Mr. Sommerfeld holds a Masters of Public and International Affairs from the University of Pittsburgh and a BA (International Studies) from Virginia Tech.

     Mal Gurian. Mr. Gurian has served as a Director of the Company since January 1, 2005. Since 2002, he has served as President of Mal Gurian Associates, LLC. He has previously served as President of Cellcom Cellular Corporation of New Jersey from 1989 to 1991. From 1991 through 1993 he served as Chief Executive Officer and Director of Universal Cellular Corporation. From 1994 through 1997 he served as Chairman of the Board and Chief Executive Officer of GlobalLink Communications, Inc. From 1995 through 2002 he served as Chairman, Chief Executive Officer and President of Authentix Network, Inc and SimplySay, Inc. Mr. Gurian has served as a corporate and strategic advisor to major corporations like OKI, Sony, TRW, and the Communications Division of Murata. He is President Emeritus of the Radio Club of America and the recipient of the club’s Sarnoff Citation, the Special Service Award and the Fred Link Mobile Award. He is also the recipient of the National Association of Business and Educational Radio’s (now PCIA) highest honor, the Chairman’s Award. Mr. Gurian was previously on the Boards of Northeast Digital Network and RangeStar International. He is a 1995 recipient of the Popov Scientific Society Medal from the St. Petersburg Electrotechnical University in St. Petersburg, Russia. Mr. Gurian is listed in Marquis Who’s Who in America and Who’s Who in the World and in May 2003, was inducted into the RCR Wireless Hall of Fame.

Audit Committee

     The Company does not presently have an audit committee or an audit committee financial expert on its Board of Directors. The Company has not generated revenue from its operations nor had the financial ability to attract the requisite Board expertise.

Code of Ethics

     The Company has a Code of Business Conduct and Ethics. The Code of Ethics is as follows:

     Success without personal and professional integrity is essentially meaningless. At Airbee, we subscribe to standards of ethical behavior that exceed legal minimums and we shall never ask any member of the Airbee team to compromise those standards. We owe this to our shareholders, business partners and colleagues.

•	Integrity – We do the right thing without compromise and in the highest ethical manner.

•	Honesty – We are open, transparent, truthful and avoid any conflict of interest.

•	Trust – Our word is good and we adhere to our commitments.

•	Commitment – We strive to deliver superior product performance and achieve personal excellence and self-improvement.

•	Global Citizenship – As an international company, we comply with the applicable laws and regulations that govern our activities wherever we do business.

•	Accountability – We accept the consequences of our actions, admit to our mistakes and quickly rectify them.

•	Responsible Leadership – We manage our business responsibly in order to earn and maintain the confidence, respect and trust of our shareholders, business partners and colleagues.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table.

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2004, December 31, 2003 and 2002, paid to our most highly compensated executive officers.

Summary Compensation Table

				Long Term Compensation
				Awards
				Restricted	Securities
	Annual Compensation			Stock	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Award(s)	Options(#)	Compensation
Sundaresan Raja (1)	2004	$150,000	$50,000	—	10,000,000	—
Chief Executive Officer and	2003	$150,000	$50,000	—	—	—
President	2002	$150,000	$18,750		10,000,000

E. Eugene Sharer (2)	2004	$120,000	$50,000	—	8,000,000	—
Chief Operating Officer	2003	$120,000	$50,000	—	—	—
	2002	$120,000	$18,750	—	8,000,000

Ramanujam Satagopan (3)	2004	$80,000	$30,000	—	3,000,000	—
Chief Technology Officer	2003	$80,000	$30,000	—	—	—
	2002	$80,000	$8,750	—	375,000

Richard P. Sommerfeld, Jr. (4)	2004	$100,000	$25,000		3,000,000	—
Chief Financial Officer	2003	$100,000	$8,333	—	3,000,000	—
	2002	—	—	—	—	—

Srinivasan Krishnamurthy (5)	2004	$50,000	$12,500	—	6,000,000	—
Vice President	2003	—	—	—	—	—
	2002	—	—	—	—	—

(1)	Sundaresan Raja joined us in August 2002 as President and Chief Executive Officer. Mr. Raja is paid a base salary of $150,000 and is eligible to receive an annual bonus with a formula based on the operating results of the Company. During 2002, he was issued a stock option for 10,000,000 shares exercisable at $0.00004 per share. During 2004, he was issued an option to purchase 10,000,000 shares exercisable at $0.22 per share.

(2)	E. Eugene Sharer joined us in August 2002 as Chief Operating Officer. Mr. Sharer is paid a base salary of $120,000 per year and is eligible to receive an annual bonus with a formula based on the operating results of the Company. During 2002, he was issued a stock option for 8,000,000 shares exercisable at $0.00004 per share. During 2004, he was issued an option to purchase 8,000,000 shares exercisable at $0.22 per share.

(3)	Ramanujam Satagopan joined us in September 2002 as our Chief Technology Officer. Mr. Satagopan is paid a base salary of S$136,000 (approx. US $80,000) and is eligible to receive an annual bonus with a formula based on the operating results of the Company. During 2002, he was issued a stock option for 375,000 shares exercisable at $0.00004 per share. During 2004, he was issued an option to purchase 3,000,000 shares exercisable at $0.22 per share.

(4)	Richard P. Sommerfeld, Jr. joined us in September 2003 as Chief Financial Officer. Mr. Sommerfeld is paid a base salary of $100,000 and is eligible to receive an annual bonus with a formula based on the operating results of the Company. During 2003, he was issued a stock option for 3,000,000 shares exercisable at $0.04 per share. During 2004, he was issued an option to purchase 3,000,000 shares exercisable at $0.22 per share.

(5)	Srini Krishnamurthy joined us in July, 2004 as Vice President, Business Development. Mr. Krishnamurthy is paid a base salary of $100,000 and is eligible to receive an annual bonus with a formula based on the operating results of the Company. During 2004, he was issued options to purchase 3,000,000 shares exercisable at $0.38 per share and 3,000,000 shares exercisable at $0.22 per share.

Compensation of Directors

     We have no standard arrangement pursuant to which our directors are compensated for services provided as a Director. Our inside directors are currently not compensated for their service on our board of directors. Mr. Gurian, recently appointed as an independent director, will receive $2,000 per meeting. He has also been granted an option to purchase 150,000 shares of common stock at $0.22 per share. Commencing January 1, 2005, the options vest over 12 months in four equal tranches.

Employment Agreements

     We have entered into employment agreements with certain of our key executives as follows:

     Sundaresan Raja has served as our Director, President and Chief Executive Officer since our inception. Mr. Raja is paid a base salary of $150,000 per year and is eligible to receive an annual bonus with a formula based on our operating results. Mr. Raja is guaranteed a minimum bonus of $50,000 per annum and up to a maximum of 150% of his current base salary as further described below. The agreement expires on September 1, 2005. In addition to his salary, Mr. Raja is entitled to participate, to the extent he is eligible under the terms and conditions thereof, in any profit sharing, pension, retirement, hospitalization, insurance, disability, medical service or other employee benefit plan available to the executive officers of our company. Mr. Raja is also entitled to four weeks of paid vacation in respect of each twelve month period during the term of his employment agreement. Mr. Raja was issued 10,000,000 options with a $0.00004 strike price with a “cashless” exercise provision, which are exercisable for a 5 year term, vesting as follows:

2.5 million vest immediately at effective date of employment agreement;
2.5 million vest after 1 year of service;
2.5 million vest after 2 years of service;
remaining 2.5 million vest after 3 years of service.

On November 18, 2004, he was granted a second 10,000,000 share option with like terms at a strike price of $0.22 per share which was in excess of 115% of the closing bid price on that date and vests as follows:

2.5 million shares vest immediately on the date of grant November 18, 2004;
2.5 million shares vest one year thereafter;
2.5 million shares vest two years thereafter;
remaining 2.5 million shares vest three years thereafter.

     In the event that Mr. Raja is terminated without cause, all stock options above then earned shall immediately be vested at the time of termination. Additionally, in the event of a Change of Control of the Company, consisting of an entity, group, corporation, or individual acquiring over 50% of the voting shares of the company, or a Change of Control as defined by the Securities and Exchange Commission, it is understood that all earned and as of then unvested options shall immediately be vested.

     During the period of Mr. Raja’s employment he shall not, directly or indirectly, accept employment or compensation from, or perform services of any nature for, any business enterprise other than the Airbee. He agrees that during the period of his employment and for two years (unless he is terminated without cause in which case this covenant will not apply) thereafter, he will not (a) directly or indirectly own, manage, operate, join, control, participate in, invest in, or otherwise be connected with, in any manner, whether as an officer, director, employee, partner, investor or otherwise, any business entity that is engaged in the technology industry or in any other business in which the Airbee is engaged as of termination, (1) in all locations in which the Airbee is doing business, and (2) in all locations in respect of which the Airbee is actively planning for and/or pursuing a business opportunity; (b) for himself or on behalf of any other person, partnership, Airbee or entity, call on any customer of the Airbee for the purpose of soliciting, diverting or taking away any customer from the Airbee (1) in all locations in which the Airbee is doing business, and (2) in all locations in respect of which the Airbee is actively planning for and/or pursuing a business opportunity, or (c) induce, influence or seek to induce or influence any person engaged as an employee, representative, agent, independent contractor or otherwise by the Airbee, to terminate his or her relationship with the Airbee. Nothing contained in his agreement shall be deemed to prohibit Mr. Raja from (x) investing his funds in securities of an issuer if the securities of such issuer are listed for trading on a national securities exchange or are traded in the over-the-counter market and his holdings therein represent less than 2% of the total number of shares or principal amount of the securities of such issuer outstanding, or (y) owning securities, regardless of amount, of the Airbee.

     E. Eugene Sharer joined us on August 16, 2002 as Chief Operating Officer and a member of our Board of Directors. Mr. Sharer is paid a base salary of $120,000 per year and is eligible to receive an annual bonus with a formula based on our operating results. Mr. Sharer is guaranteed a minimum bonus of $50,000 per annum and up to a maximum of 150% of his current base salary, as further described below. The agreement expires on September 1, 2005. In addition to his salary, Mr. Sharer is entitled to participate, to the extent he is eligible under the terms and conditions thereof, in any profit sharing, pension, retirement, hospitalization, insurance, disability, medical service or other employee benefit plan available to the executive officers of our company. Mr. Sharer is also entitled to four weeks of paid vacation in respect of each twelve month period during the term of his employment agreement. Mr. Sharer was issued 8,000,000 stock options with a $0.00004 strike price with a “cashless” exercise provision, which are exercisable for a 5 year term, vesting as follows:

2.0 million vest immediately at effective date of employment agreement;
2.0 million vest after 1 year of service;
2.0 million vest after 2 years of service;
remaining 2.0 million vest after 3 years of service.

On November 18, 2004, he was granted a second 8,000,000 share option with like terms at a strike price of $0.22 per share which was in excess of 110% of the closing bid price on that date and which vests as follows:

2.0 million shares vest immediately on the date of grant November 18, 2004;
2.0 million shares vest one year thereafter;
2.0 million shares vest two years thereafter;
remaining 2.0 million shares vest three years thereafter.

     In the event that Mr. Sharer is terminated without cause, all stock options above then earned shall immediately be vested at the time of termination. Additionally, in the event of a Change of Control of the Company, consisting of an entity, group, corporation, or individual acquiring over 50% of the voting shares of the company, or a Change of Control as defined by the Securities and Exchange Commission, it is understood that all earned and as of then unvested options shall immediately be vested.

     Ramanujam Satagopan joined us on September 15, 2002 as our Chief Technology Officer. Mr. Satagopan is paid a base salary of S$136,000 (approx. US $80,000) and is eligible to receive an annual bonus with a formula based on our operating results. Mr. Satagopan is guaranteed a minimum bonus of S$51,000 (approx. US $30,000) per annum and up to a maximum of 150% of his current base salary, as further described below. The agreement expires on October 1, 2007. In addition to his salary, Mr. Satagopan is entitled to participate, to the extent he is eligible under the terms and conditions thereof, in any profit sharing, pension, retirement, hospitalization, insurance, disability, medical service or other employee benefit plan available to the executive officers of our company. Mr. Satagopan is also entitled to four weeks of paid vacation in respect of each twelve month period during the term of his employment agreement. Mr. Satagopan was issued 375,000 stock options with a $0.00004 strike price with a “cashless” exercise provision, which are exercisable for a 5 year term , vesting as follows:

62,500 vest immediately at effective date of employment agreement;
62,500 vest after 1 year of service;
62,500 vest after 2 years of service;
62,500 vest after 3 years of service;
62,500 vest after 4 years of service;
remaining 62,500 vest after 5 years of service.

On November 18, 2004, he was granted a 3,000,000 share option with like terms at a strike price of $0.22 per share and which vests as follows:

750,000 shares vest immediately on the date of grant November 18, 2004;
750,000 shares vest one year thereafter;
750,000 shares vest two years thereafter;
remaining 750,000 shares vest three years thereafter.

     In the event that Mr. Satagopan is terminated without cause, all stock options above then earned shall immediately be vested at the time of termination. Additionally, in the event of a Change of Control of the Company, consisting of an entity, group, corporation, or individual acquiring over 50% of the voting shares of the company, or a Change of Control as defined by the Securities and Exchange Commission, it is understood that all earned and as of then unvested options shall immediately be vested.

     Richard P. Sommerfeld, Jr. joined us on September 1, 2003 as Chief Financial Officer. He serves our company on a full time basis. Mr. Sommerfeld is paid a base salary of $100,000 and is eligible to receive an annual bonus with a formula based on our operating results. Mr. Sommerfeld is guaranteed a minimum bonus of $25,000 per annum and up to a maximum of 150% of his current base salary, as further described below. The agreement expires on August 31, 2006. In addition to his salary, Mr. Sommerfeld is entitled to participate, to the extent he is eligible under the terms and conditions thereof, in any profit sharing, pension, retirement, hospitalization, insurance, disability, medical service or other employee benefit plan available to the executive officers of our company. Mr. Sommerfeld is also entitled to four weeks of paid vacation in respect of each twelve month period during the term of his employment agreement. Mr. Sommerfeld was issued 3,000,000 stock options with a $0.04 strike price with a “cashless” exercise provision, which are exercisable for a 5 year term all of which are currently vested by action of the board of directors.

On November 18, 2004, he was granted a 3,000,000 share option with like terms at a strike price of $0.22 per share and which vests as follows:

750,000 shares vest immediately on the date of grant November 18, 2004;
750,000 shares vest one year thereafter;
750,000 shares vest two years thereafter;
remaining 750,000 shares vest three years thereafter.

     In the event that Mr. Sommerfeld is terminated without cause, all stock options above then earned shall immediately be vested at the time of termination. Additionally, in the event of a Change of Control of the Company, consisting of an entity, group, corporation, or individual acquiring over 50% of the voting shares of the company, or a Change of Control as defined by the Securities and Exchange Commission, it is understood that all earned and as of then unvested options shall immediately be vested.

     Srinivasan Krishnamurthy joined us on July 1, 2004 as Vice President, Business Development. He serves our company on a full time basis. Mr. Krishnamurthy is paid a base salary of $100,000 and is eligible to receive an annual bonus with a formula based on our operating results. Mr. Krishnamurthy is guaranteed a minimum bonus of $25,000 per annum and up to a maximum of 150% of his current base salary, as further described below. The agreement expires on June 30, 2007. In addition to his salary, Mr. Krishnamurthy is entitled to participate, to the extent he is eligible under the terms and conditions thereof, in any profit sharing, pension, retirement, hospitalization, insurance, disability, medical service or other employee benefit plan available to the executive officers of our company. Mr. Krishnamurthy is also entitled to four weeks of paid vacation in respect of each twelve month period during the term of his employment agreement. Mr. Krishnamurthy was issued 3,000,000 stock options with a $0.38 strike price with a “cashless” exercise provision, which are exercisable for a 5 year term.

On November 18, 2004, he was granted a 3,000,000 share option with like terms at a strike price of $0.22 per share and which vests as follows:

750,000 shares vest immediately on the date of grant November 18, 2004;
750,000 shares vest one year thereafter;
750,000 shares vest two years thereafter;
remaining 750,000 shares vest three years thereafter.

     In the event that Mr. Krishnamurthy is terminated without cause, all stock options above then earned shall immediately be vested at the time of termination. Additionally, in the event of a Change of Control of the Company, consisting of an entity, group, corporation, or individual acquiring over 50% of the voting shares of the company, or a Change of Control as defined by the Securities and Exchange Commission, it is understood that all earned and as of then unvested options shall immediately be vested.

Officer Bonuses

     As discussed above, under each employment agreement each officer shall also receive a performance bonus up to a maximum of 150% of the then current base salary and evaluated on the following three categories and weighted as indicated:

1. EBITDA (40%):	Targets as provided in annual financial projections.

2. Revenue (30%):	Targets as provided in annual financial projections.

3. Job Performance Objectives:	Targeted 8 per year.

     If he achieves over 100% of target, he then receives a proportional amount to a limit of 150% of then current base salary. If he achieves 100% of target, he then receives 100% of category bonus. If he achieves 75% of target, he then receives 60% of category bonus. If he achieves 50% of target, he then receives 30% of category bonus.

     There is currently no effective performance bonus schedule. Financial and performance projections will be made if and when our company receives revenues from Airbee products. Bonus amounts and allocations will be subject to the approval by the Board.

     In addition, our employment agreements with our officers initially provided for each officer to receive additional compensation for successfully closing financing for our company. Such compensation was terminated on September 10, 2004 by the consent of our officers and board of directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this filing for: (a) each person known by us to own beneficially more than 5% of our of common stock; (b) each of our directors; (c) each of our executive officers; and (d) all directors and executive officers as a group.

     The percentage of beneficial ownership for the following table is based on 43,622,107 shares of common stock outstanding as of the date of this filing.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of the date of this registration statement are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

     Unless otherwise indicated below, to our knowledge, all persons and entities listed below have sole voting and investment power over their shares of common stock, except to the extent that individuals share authority with spouses under applicable law. Unless otherwise indicated below, the address for the persons and entities listed below is 9400 Key West Avenue, Rockville, MD 20850.

	Shares
	Beneficially		Percent
Name and Address	Owned		of Class

Sundaresan Raja	31,625,000	(1)	52.09%
E. Eugene Sharer	9,359,350	(2)	15.42%
Ramanujam Satagopan	5,093,885	(3)	8.39%
Richard P. Sommerfeld, Jr.	3,714,756	(4)	6.12%
Srinivasan Krishnamurthy	1,500,000	(5)	2.47%
Mal Gurian	150,000	(6)	*
All Directors and Officers as a Group (6 Persons)	51,742,991		84.74%

*	Less than 1%.

(1)	Includes 7,500,000 shares of common stock underlying options exercisable at $0.00004 per share and 2,500,000 shares exercisable at $0.22 per share.

(2)	Includes 3,502,135 shares of common stock underlying options exercisable at $0.00004 per share and 2,000,000 shares exercisable at $0.22 per share.

(3)	Includes 62,500 shares of common stock underlying options exercisable at $0.00004 per share and 750,000 shares exercisable at $0.22 per share.

(4)	Includes 996,951 shares of common stock underlying options exercisable at $0.04 per share and 750,000 shares exercisable at $0.22 per share.

(5)	Includes 750,000 shares of common stock underlying options exercisable at $0.38 per share and 750,000 shares exercisable at $0.22 per share.

(6)	Includes 150,000 shares underlying options exercisable at $0.22 per share until January 1, 2010. Mr. Gurian’s address is: 5245 88th Street, Bradenton, FL 34211.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has received loans from several of its officers. The Company has entered into convertible promissory notes with some of its officers as described below. These amounts accrue interest at 6.0% and 9.5%% annually. As of December 31, 2004, the Company has $1,056,611 outstanding under these notes, including $85,147 in accrued interest on these amounts outstanding. The notes have been extended to June 30, 2005. They may be converted into shares of our common stock at the option of our Company and with the consent of the noteholder, the value of which will be the five-day trading average closing bid price of our common stock prior to date of conversion. Amounts due to officers are as follows:

Sundaresan Raja	$418,408

E. Eugene Sharer	$362,370

Richard P. Sommerfeld, Jr.	$117,083

Ramanujam Satagopan	$108,750

Srinivasan Krishnamurthy	$50,000

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
No.	Description	Location
3.1	Certificate of Incorporation, dated August 9, 2002 of Registrant	(1)

3.2	Certificate of Amendment (forward split)	(1)

32.3	By-Laws of Registrant	(1)

4.1	Equity Incentive Plan	(1)

4.2	Form of Promissory Note	(1)

4.3	Outside Director Stock Option Plan	(2)

10.1	Employment Agreement, dated August 16, 2002 between Sundaresan Raja and Airbee Wireless.	(1)

10.2	Employment Agreement, dated August 16, 2002 between Eugene Sharer and Airbee Wireless.	(1)

10.3	Employment Agreement, dated September 15, 2002 between Ramanujam Satagopan and Airbee Wireless.	(1)

10.4	Employment Agreement, dated September 1, 2003 between Richard Sommerfeld and Airbee Wireless.	(1)

10.5	Lease Agreement	(1)

14.0	Code of Ethics

21.1	Subsidiaries of Registrant	(1)

31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

Exhibit
No.	Description	Location
(1)	Previously filed on Form 10SB registration statement.

(2)	Filed on Form 8-K Current Reported file with the SEC on March 15, 2005.

(b) Reports on Form 8-K

     None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed by Bagell, Josephs & Company, LLC were as follows:

	2004	2003
Audit Fees	$17,000	$17,000
Audit Related Fees	$7,500	$7,500
Tax Fees	—	—
All Other Fees	—	—

     Audit Fees. Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly condensed consolidated financial statements and services that are normally provided by Bagell,, Josephs & Company, in connection with statutory and regulatory filings or engagements.

     Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

     Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

     All Other Fees. Consists of fees for products and services other than the services reported above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRBEE WIRELESS, INC.

By	/s/ Sundaresan Raja

Name:	Sundaresan Raja
Title:	President and Chief Executive Officer

Date:	April 7, 2005

     In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Sundaresan Raja Sundaresan Raja	President, Chief Executive Officer, Principal Executive Officer and Director	April 7, 2005

/s/ E. Eugene Sharer E. Eugene Sharer	Chief Operating Officer and Director	April 7, 2005

/s/ Richard R. Sommerfeld, Jr. Richard P. Sommerfeld, Jr.	Chief Financial Officer, Principal Financial and Principal Accounting Officer	April 7, 2005

/s/ Ramanujam Satagopan Ramanujam Satagopan	Chief Technology Officer	April 7, 2005

/s/ Mal Gurian Mal Gurian	Director	April 7, 2005