Form 10KSB/A
period 2004-12-31
Airbee Wireless, Inc.
filed 2005-04-11
CIK 1297533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

Amendment No. 1
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

EXPLANATORY NOTE

This amendment is filed to include the stock tables under Item 10 which were inadvertently omitted in the initial filing.

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

Stock Option Issuances During Fiscal Year 2004

     The table below provides a summary of individual grants of stock options made during the last fiscal year ended December 31, 2004 to each of the named officers included in the Summary Compensation Table above.

	Number of Shares	Percentage of
	of Common	Total Options
	Stock Underlying	Granted to	Exercise	Expiration
Name	Options	Officers and	Price	Date
		Employees
Sundaresan Raja	10,000,000	33%	$0.22	11/18/10
Ramanujam Satagopan	3,000,000	10%	$0.22	11/18/10
E. Eugene Sharer	8,000,000	26%	$0.22	11/18/10
Richard P. Sommerfeld, Jr.	3,000,000	10%	$0.22	11/18/10
Srinivasan Krishnamurthy	3,000,000	10%	$0.22	11/18/10
Srinivasan Krishnamurthy	3,000,000	10%	$0.38	07/01/09

Aggregated Option Exercises in Last Fiscal Year And Fiscal
Year-End Option Values

     The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended December 31, 2004 by our executive officers listed in the Summary Compensation Table above.

			Number of Securities
	Number of		Underlying Unexercised			Value of Unexercised
	Shares		Options at			In-the-Money Options at
	Acquired on	Value	December 31, 2004(1)			December 31, 2004(1)
Name	Exercise	Realized	Exercisable/Unexercisable			Exercisable/Unexercisable
Sundaresan Raja	0	$0	10,000,000	/	10,000,000	$1,680,000	/	$525,000
Ramanujam Satagopan	0	0	812,510	/	2,385,000	$52,502	/	$39,375
E. Eugene Sharer	0	0	7,502,135	/	8,000,000	$1,155,448	/	$420,000
Richard P. Sommerfeld, Jr.	0	0	1,746,951		2,250,000	$366,860	/	$0.00
Srinivasan Krishnamurthy	0	0	1,500,000		4,500,000	$0.00	/	$0.00

(1)	The value of unexercised in-the-money options at fiscal year end is calculated using the last sale price of $0.21 per share as of December 31, 2004, the last trading day of fiscal year 2004 as reported on the Pink Sheets.

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

AIRBEE WIRELESS, INC.

By	/s/ Sundaresan Raja

Name:	Sundaresan Raja
Title:	President and Chief Executive Officer

Date:	April 11, 2005

     In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Sundaresan Raja Sundaresan Raja	President, Chief Executive Officer, Principal Executive Officer and Director	April 11, 2005

/s/ E. Eugene Sharer E. Eugene Sharer	Chief Operating Officer and Director	April 11, 2005

/s/ Richard R. Sommerfeld, Jr. Richard P. Sommerfeld, Jr.	Chief Financial Officer, Principal Financial and Principal Accounting Officer	April 11, 2005

/s/ Ramanujam Satagopan Ramanujam Satagopan	Chief Technology Officer	April 11, 2005

/s/ Mal Gurian Mal Gurian	Director	April 11, 2005