Form 10QSB
period 2005-03-31
Airbee Wireless, Inc.
filed 2005-05-16
CIK 1297533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 0-50918

AIRBEE WIRELESS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	46-0500345
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

9400 Key West Avenue, Suite 100
Rockville, MD	20850-3322
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 517-1860

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 51,584,730 shares of Common Stock par value of $0.00004 as of May 13, 2005.

Transitional Small Business Disclosure Form (check one): Yes ☐ No ☑

AIRBEE WIRELESS, INC.

FORM 10-QSB

INDEX

PAGE

PART I FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Condensed Consolidated Balance Sheet as of March 31, 2005 (Unaudited)	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (with cumulative totals since inception) (Unaudited)	4
Condensed Consolidated Statement of Accumulated Comprehensive Income for the Period August 9, 2002 (inception) through March 31, 2005 (Unaudited)	5
Condensed Consolidated Statements of Cash Flow for the Three Months Ended March 31, 2005 and 2004 (with cumulative totals since inception) (Unaudited)	6
Notes to the Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis or Plan of Operations	23
Item 3. Controls and Procedures	26

PART II OTHER INFORMATION	26
Item 1. Legal Proceedings	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	27
Item 4. Submission of Matters to a Vote of Security Holders	27
Item 5. Other Information	27
Item 6. Exhibits	27

SIGNATURES	28

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

(UNAUDITED)

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$91,650
Prepaid expenses and other current assets	41,805

Total Current Assets	133,455

Fixed assets, net of depreciation	62,601

Intangible assets	165,975

TOTAL ASSETS	$362,031

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Notes payable — related party	$1,010,621
Notes payable — other	50,000
Accounts payable and accrued expenses	457,781

Total Current Liabilities	1,518,402

Long-term Liabilities:
Due officer	40,927

Total Long-term Liabilities	40,927

Total Liabilities	1,559,329

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock: $0.00004 Par Value; 200,000,000 shares authorized 43,267,964 shares issued and outstanding	1,731
Additional paid-in capital	1,980,832
Accumulated comprehensive income	933
Deficit accumulated during the development stage	(3,100,567)

(1,117,071)
Less: Treasury stock, 80,227 shares at cost	(80,227)

Total Stockholders’ Equity (Deficit)	(1,197,298)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$362,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			August 9, 2002
	2005	2004	to March 31, 2005
OPERATING REVENUES
Sales	$—	$—	$10,108

COST OF SALES	—	—	11,040

GROSS PROFIT (LOSS)	—	—	(932)

OPERATING EXPENSES
Compensation and professional fees	283,114	114,116	1,428,499
Research and development	73,445	1,470	995,462
Selling, general and administrative expenses	160,629	36,271	425,481
Impairment	—	—	127,974
Depreciation and amortization	3,082	630	11,428

Total Operating Expenses	520,270	152,487	2,988,844

LOSS BEFORE OTHER (EXPENSE)	(520,270)	(152,487)	(2,989,776)

OTHER (EXPENSE)
Other income	—	—	70,000
Interest expense	(28,574)	(7,517)	(180,791)

Total Other (Expense)	(28,574)	(7,517)	(110,791)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(548,844)	(160,004)	(3,100,567)
Provision for Income Taxes	—	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(548,844)	$(160,004)	$(3,100,567)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.014)	$(0.004)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	39,422,384	38,944,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

Balance, August 9, 2002	$—

Gain on foreign currency translation	—

Balance, December 31, 2002	—

Gain on foreign currency translation	5,882

Balance, December 31, 2003	5,882

Loss on foreign currency translation	(5,152)

Balance, December 31, 2004	730

Gain on foreign currency translation	203

Balance, March 31, 2005	$933

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			August 9, 2002
	2005	2004	to March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(548,844)	$(160,004)	$(3,100,566)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	3,082	630	11,428
Common stock issues for services	—	—	441,137
Interest expense converted to note payable - other	—	—	100,000
Services provided for equity	85,230	—	161,230
Impairment of goodwill	—	—	127,974
Services rendered converted to notes payable - demand	—	—	1,056,611
Gain (loss) on foreign currency transactions	203	(7,396)	933
Net change in net assets in acquisition of Connexus	—	—	(22,865)

Changes in assets and liabilities
Decrease in accounts receivable	—	—	19,373
(Increase) in prepaid expenses and other assets	(14,641)	—	(38,653)
Increase in accounts payable and accrued expenses	67,989	16,355	322,348

Total adjustments	141,863	9,589	2,179,516

Net cash (used in) operating activities	(406,981)	(150,415)	(921,050)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	—	—	(165,975)
Acquisitions of fixed assets	(14,321)	(1,523)	(64,369)

Net cash (used in) investing activities	$(14,321)	$(1,523)	$(230,344)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			August 9, 2002
	2005	2004	to March 31, 2005
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	$471,580	$131,000	$1,188,107
Proceeds from notes payable — other	—	—	60,000
(Payments) proceeds to related party	(45,990)	46,250	(45,990)
Amounts due to officer	—	—	40,927

Net cash provided by financing activities	425,590	177,250	1,243,044

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,288	25,312	91,650

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	87,362	23,488	—

CASH AND CASH EQUIVALENTS — END OF PERIOD	$91,650	$48,800	$91,650

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Exercise of cashless stock options	$—	$—	$160,454

Common stock issues for services	$85,230	$—	$525,442

Interest expense converted to note payable — other	$—	$—	$100,000

Services rendered converted to notes payable — demand	$—	$—	$1,056,611

Services for stock to be issued	$—	$—	$76,000

Conversion of notes payable and accrued interest to common stock	$—	$—	$11,833

Impairment of goodwill	$—	$—	$127,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the period presented.

Airbee Wireless, Inc. (the “Company”), was incorporated in Delaware in 2002 to develop and supply cutting edge intelligent software that is generally embedded into microprocessors thereby allowing manufacturers of various products to create advanced wireless communications systems.

Focusing on its core competencies in the design and engineering of advanced, embedded short-range wireless data, voice and video communications software, the Company believes that it is positioned to play a pivotal role in the convergence of various wireless communications applications through software embedded on silicon.

In March 2004, the Company became a member of The ZigBee Alliance which has defined a global standard for reliable, cost-effective, low-power wireless applications. With over 150 international member companies, the ZigBee standard is emerging as the wireless standard for a host of industrial controls, telemetry, and in-building and home automation networking needs.

Airbee’s portfolio of products is generally connected over the rapidly emerging Wireless Personal Area Network (WPAN) or the Wireless Local Area Network (WLAN) technology space. Critical to the success of new products in these areas is the ability to interoperate or “talk to each other” based on industry-adopted standards. Airbee’s products are designed and engineered to be compliant with ZigBee/802.15.4 WPAN standards.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Development Stage Company

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Airbee Wireless, Inc. and its wholly owned subsidiaries Airbee Wireless (Pte.) Ltd., located in Singapore, and Airbee Wireless (India) Pvt. Ltd., located in India, for the three months ended March 31, 2005 and 2004 respectively. The financial statements do not consolidate Identity, Inc. which was acquired subsequent to the reporting period on May 2, 2005 (See Note 14, Subsequent Events). All significant inter-company accounts and transactions have been eliminated in consolidation. Accounts denominated in non-U.S. currencies have been re-measured using the U.S. Dollar as the functional currency.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Segment Reporting

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of March 31, 2005, there were no operating segments.

Start-up Costs In accordance with the American Institute of Certified Public Accountants

Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Revenue and Cost Recognition

The Company currently recognizes revenues from four primary sources: (1) time-based product license fees, (2) time-based license royalties, (3) product revenues for software development tools and kits, and (4) service revenues.

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

Income Taxes

Income tax benefit is computed on the pretax loss based on current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and its financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three month periods ended March 31, 2005 and 2004, respectively.

Advertising

The Company’s policy is to expense the costs of advertising and marketing as incurred. The Company had no such cost for the three month periods ended March 31, 2005 and 2004, respectively.

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at March 31, 2005 and 2004 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred losses since inception as a result of funding its research and development, including the development of its intellectual property portfolio which is key to its core products.

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2005	March 31, 2004
Net Loss	($548,844)	($160,004)

Weighted-average common shares outstanding (Basic)	39,422,384	36,445,123

Weighted-average common stock

Equivalents:

Stock options	—	—

Warrants	—	—

Weighted-average common shares outstanding (Diluted)	39,422,384	36,445,123

Fair Value of Financial Instruments

The carrying amount reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

Stock-Based Compensation

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure,” an amendment of SFAS No. 123.

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

Product Warranty

The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the three months ended March 31, 2005 and 2004, respectively.

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

The identifiable intangible assets presented on the condensed consolidated balance sheet represent the intellectual property that was capitalized post- technological feasibility. Management will continue to monitor and assess any impairment charges against those assets in accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Recent Accounting Pronouncements On December 16, 2004, the Financial Accounting Standards Board (“FASB”)

published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(e)). Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter.

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs – an amendment of ARB No. 43, Chapter 4”. FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. The Company does not expect FAS 151 to have a material impact on its results or financial statements.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions” (“ SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

NOTE 4-	FIXED ASSETS

Fixed assets consist of the following at:

March 31,
2005
Computer and office equipment	$73,970

Less: accumulated depreciation	11,369

Net book value	$62,601

Depreciation expense for the three months ended March 31, 2005 and 2004 was $3,082 and $630, respectively.

NOTE 5-	NOTE PAYABLE

The Company entered into a note payable, principal amount of $50,000 payable August 31, 2005. The Company entered into this note in connection with the 2002 acquisition of Connexus Technologies (Pte.) Ltd. The note was non-interest bearing if it was paid prior to August 31, 2003 and if the note was paid between September 1, 2003 and August 31, 2004 the total payment due was $100,000. If the note is paid between September 1, 2004 through August 31, 2005, total payment due is $150,000. The Company, at March 31, 2005 has reflected the value of the note payable, which includes interest at $100,000. The accrued interest is included in accounts payable and accrued expenses.

NOTE 6-	PROMISSORY NOTES – RELATED PARTY

The Company entered into promissory notes with some of its officers (see Note 9) who have amounts outstanding with the Company. These amounts accrue interest at 6.0% and 9.75% annually. As of March 31, 2005, the Company has $1,010,621 outstanding under these notes, including $74,888 in accrued interest. The notes are due on June 30, 2005 and are therefore reflected as current liabilities on the condensed consolidated balance sheets. The notes relate to services rendered to the Company.

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

Since, the Company had no sales, other than the execution of an inherited software contract for a previous Connexus Technologies (Pte.) Ltd. customer that had nothing to do with its current products, amortization of its software being developed at that time for other purposes is not required. Additionally, the intangible assets pertain to the Company’s intellectual property, more specifically software code for both IEEE 802.15.4 and the ZigBee standard version 1.0. This software serves as the core code (i.e., one of the key building blocks) for current and future products that must comply with both of these international standards. Hence, core software based upon the global standards of IEEE and ZigBee to enable the rest of our software to function has an indefinite, but not necessarily infinite, useful life. As such, management, with the assistance of its technical staff, has determined that this specific intellectual property is determined to have an indefinite useful life. The status of that intellectual property is reviewed for impairment annually, or more frequently if events and circumstances indicate that the asset may be impaired. The Company believes that at this point in time, impairment is impractical because (a) the IEEE 802.15 global standard was only finalized in October 2003; (b) the ZigBee global standard was only finalized on December 14, 2004; and (c) the Company’s software written in conformity with both global standards is vital to making the rest of its software function and therefore be in compliance with these global standards. Therefore, at this point in time, the tests for impairment of the intangible assets being intellectual property indicate no amortization is required.

NOTE 8-	ACQUISITIONS

The Company’s acquisition of Connexus Technologies (Pte.) Ltd. has been accounted for using the purchase method of accounting. The Company acquired 100% of the common stock of Connexus for 1,662,562 shares of common stock valued at $100,000, and assumed a promissory note which at the time of acquisition (as of October 1, 2002) was valued at $50,000, subsequently with accrued interest is valued at $100,000 as of March 31, 2005. Connexus had a net book value of $22,026 (US dollar equivalent) resulting in $127,974 in goodwill, which management determined to be impaired based on the fact that the purchase price was determined based on what Connexus had been developing. The primary reason the Company acquired Connexus was the working model and software code that it had been developing fits nicely into the current business model and software code of the Company. The Company did not pay any cash for Connexus and there are no contingent payments, options, or commitments specified in the purchase agreement.

The book value of $22,026 of Connexus at the time of acquisition consisted of:

Current assets	$42,638

Fixed assets	18,190

Accounts payable and other accrued expenses	(38,802)

Total	$22,026

NOTE 9-	RELATED PARTY TRANSACTIONS

As discussed in Note 6, the Company has demand promissory notes with some of its officers for services rendered to the Company. Interest is accrued at 6.0% and 9.75% annually on these notes. As of March 31, 2005, the Company has $1,010,621 outstanding under these notes, including $74,888 in accrued interest.

NOTE 10-	PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At March 31, 2005, deferred tax assets consist of the following:

Net operating loss carryforwards	$930,170

Less: valuation allowance	(930,170)

$0

At March 31, 2005, the Company had deficits accumulated during the development stage in the approximate amount of $3,100,567, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 11- STOCKHOLDERS’ (DEFICIT)

The Company has 200,000,000 shares of common stock authorized at March 31, 2005. The par value at March 31, 2005 is $0.00004.

At March 31, 2005, the Company has 43,267,964 common shares issued and outstanding.

The following stock transactions occurred in 2005:

Effective January 1, 2005, the Company issued options to purchase 150,000 shares of our common stock to Mal Gurian, in conjunction with his appointment to our board of directors. The options vest over one year in equal quarterly installments. The options are exercisable at $0.22 per share for a period of five years from the date of issuance. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. Mr. Gurian received information concerning our company and had the ability to ask questions about our company.

In February 2005, the Company issued 525,000 shares for services valued at $85,230.

In March 2005, the Company issued 982,143 restricted shares of our common stock to five accredited investors for $350,000. In addition, we issued 125,000 warrants to these investors at a strike price of $0.48 per share and 71,429 warrants at $0.36. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain the appropriate legends restricting their transferability absent registration or applicable exemption. The investors received information concerning our company and had the ability to ask questions concerning our company.

Effective March 1, 2005, the Company issued options to purchase 1,000,000 shares of our common stock to David McCartney, in conjunction with his employment agreement with the company. The options are exercisable at $0.38 per share for a period of five years from the date of issuance. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The employee received information concerning our company and had the ability to ask questions concerning our company.

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

As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2004 and 2003. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s sales efforts. The Company has been successful in recent months in raising capital to fund its operating costs. See Note 14 “Subsequent Events.”

The Company has also been enhancing its business processes to account for the significant development that has occurred in the past year, and believes that with the proper bridge financing and potential permanent financing they anticipate, the viability of the Company remains very positive in excess of one year.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 14-	SUBSEQUENT EVENTS

On April 26, 2005, the Company executed a promissory note in the amount of

$750,000 in favor of Montgomery Equity Partners, Ltd. Pursuant to the terms of the promissory note, Montgomery Equity Partners disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 will be disbursed to the Company after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board. The promissory note is secured by shares of stock of an affiliate of the Company. The promissory note has a one-year term and accrues interest at 24% per year. The promissory note matures within a year from the date of execution.

On April 26, 2005 the Company, entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, dated as of April 20, 2005. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners, LP shares of common stock for a total purchase price of up to $20.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners, LP will pay the Company 97% of the lowest volume weighted average price of the Company’s common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company’s common stock is traded for the 5 days immediately following the notice date. The price paid by Cornell Capital Partners, LP for the Company’s stock shall be determined as of the date of each individual request for an advance under the Standby Equity Distribution Agreement. Cornell Capital Partners, LP will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partner’s obligation to purchase shares of the Company’s common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of the Company’s common stock sold under the Standby Equity Distribution Agreement and is limited to $300,000 per weekly advance.

Cornell Capital Partners, LP received 592,000 shares of the Company’s common stock and warrants to purchase another 200,000 shares of the Company’s common stock exercisable at $1.27 per share as a one-time commitment under the Standby Equity Distribution Agreement.

The Company issued to Monitor Capital, Inc. 8,000 shares of the Company’s common stock as a placement agent fee under a placement agent agreement relating to the Standby Equity Distribution Agreement.

On May 2, 2005, the Company entered into an agreement and plan of merger by and among Identity, Inc., a Delaware corporation and Daniel R. Nelson, the Company and Airbee Automotive Group, Inc., a wholly-owned subsidiary of the Company, whereby the Company’s wholly-owned subsidiary merged with and into Identity, Inc. Pursuant to the Merger Agreement, the surviving entity became a wholly-owned subsidiary of the Company and the Company issued 7,692,808 shares of its restricted common stock (the “Purchase Price”) to Daniel R. Nelson, the sole shareholder of Identity, Inc. The shares issued to Mr. Nelson are valued at $5,000,000 (the “Merger Consideration”), which is based upon the 30-day average closing price of the Company’s common stock through April 25, 2005. Fifty percent of the Purchase Price is immediately issuable to Mr. Nelson. The remaining shares are subject to an Escrow Agreement dated May 2, 2005 (the “Escrow Agreement”), under which such shares shall only be released to Mr. Nelson upon the completion by Identity, Inc. of audited financial statements for the period commencing August 1, 2003 through March 31, 2005 and acceptance by the Company (in its sole discretion) and filed with the Securities and Exchange Commission no later than May 31, 2005.

Identity is based in Rancho Cordova, California and uses advance short-range wireless technology to provide total immobilization of a vehicle’s ignition system to prevent theft. Its current nationwide customer base includes dealerships representing General Motors, Ford, Daimler-Chrysler, Dodge, Toyota, Lexus, Nissan, Honda, Acura, Suzuki, Hyundai and Kia.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

     For the first quarter of 2005 we had no operating revenues, resulting in a net loss applicable to common shares of $548,844, or $0.014 net loss per share, compared to a net loss of $160,004 or $0.004 net loss per share for the first quarter of 2004. Cumulative net loss since inception totaled $3,100,567. Strict management of operating overheads helped to control costs broadly in line with the previous fiscal year, while shifting our priorities from product research and development more toward sales and marketing of finished software products. Consolidated assets rose to $362,031. Consolidated liabilities stood at $1,559,329, of which $1,051,548 constituted loans by related parties (i.e., management) to the Company. Shareholders deficit fell to $1,197,298 compared to $1,281,466 at December 31, 2004 because of the placement of $350,000 of common stock with existing shareholders.

     To date, our financial results typically reflect a development stage company. We have signed several licensing and joint development agreements with prospective clients and have successfully embedded our software onto six different hardware platforms (i.e., Motorola, Texas Instruments, Chipcon, SupaRule, Intel and WinEdge & Wireless).

     With the ZigBee Alliance releasing version 1.0 of its international standard for wireless voice and data communications on December 14, 2004, the Company signed a three-year licensing and teaming arrangement with Radiocrafts AS in April to provide ZigBee-ready solutions. Radiocrafts is a leading RF module design and manufacturing company based in Norway.

Liquidity and Capital Resources

     Since inception we have principally funded our operations from private placements of securities and management and shareholder loans and contributions. As of March 31, 2005 and 2004, the Company has $1,010,621 and $506,250 outstanding under related party notes, including

$74,888 and $23,852 in accrued interest. During the quarter ended March 31, 2005, we received an aggregate of $350,000 from five investors in consideration of 982,143 shares of our common stock and 196,429 common stock purchase warrants. Proceeds have been used to pay down current payables. Although it is difficult to predict future liquidity requirements with certainty, we expect our cash requirements for working capital, product development and capital expenditures will be financed from our cash, cash equivalents and supplemented by approximately $21,000,000 of debt and equity financing from Montgomery Equity Partners LP and Cornell Capital Partners LP (See below). Most of the funding will be allocated principally for sales and marketing. It is not anticipated that any lack of funding will impact upon the license and development agreements since the software development has been completed for three of our products.

     We have incurred an accumulated deficit at March 31, 2005 of approximately $3,100,567 compared to $2,711,726 at March 31, 2004. The Company had negative working capital at March 31, 2005 of $1,381,947 compared to negative working capital of $770,643 at March 31, 2004. Management believes the acquisition subsequent to the period covered by this report of Identity, Inc. and its wireless automotive anti-theft devices will provide an ongoing source of revenue; however it will be insufficient to cover all operating costs which raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

     On April 26, 2005, the Company executed a promissory note in the amount of $750,000 in favor of Montgomery Equity Partners, Ltd. Pursuant to the terms of the promissory note, Montgomery Equity Partners disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 will be disbursed to the Company after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board. The promissory note has a one-year term and accrues interest at 24% per annum. The promissory note matures within a year from the date of execution.

     On April 26, 2005 the Company, entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners, LP shares of common stock for a total purchase price of up to $20.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners, LP will pay the Company 97% of the lowest volume weighted average price of the Company’s common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company’s common stock is traded for the 5 days immediately following the notice date. The price paid by Cornell Capital Partners, LP for the Company’s stock shall be determined as of the date of each individual request for an advance under the Standby Equity Distribution Agreement. Cornell Capital Partners, LP will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partner’s obligation to purchase shares of the Company’s common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of the Company’s common stock sold under the Standby Equity Distribution Agreement and is limited to $300,000 per weekly advance.

     Our principal sources of liquidity have been private placements of our securities and loans from management and shareholders. Management believes that the acquisition of Identity, Inc. on May 2, 2005 will provide surplus operating cash flow over the ensuing 12 months from our Airbee Automotive Group operations, but there will continue to be operating cash flow deficit from the licensing of embedded software in the near term.

     Cash at March 31, 2005 and December 31, 2004, respectively, was $91,650 and $87,362. At March 31, 2005 and December 31, 2004, respectively, we had total stockholders’ deficit of $1,197,298 and $1,281,466.

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

     With regard to our current liabilities at March 31, 2005, $1,010,621 is payable to related party note holders and employees who have deferred repayment as well as interest. Trade payables at March 31, 2005, which are current at this time, of approximately $457,781 are outstanding and will be paid as they come due or as payment may be extended by agreement of the parties. A payment of $60,000 for certification of our ZNS software stack is our only other current obligation (other than compensation). We are required to submit payment within approximately 45 days of the date we submit our product for certification. We have set aside $60,000 from our currently available cash for such purposes.

     We believe that revenues will begin during the latter part of the second quarter of 2005 from our licensing and other agreements and from the acquisition of Identity, Inc. on May 2, 2005. However, we shall be dependent upon financing to accelerate our marketing activities and continue product enhancement. We anticipate monthly expenses of approximately $165,000 to $185,000 over the next several months. Based on our historical ability to obtain funding (including but not limited to the Montgomery Equity Partners Loan Noted dated April 26, 2005 and the Cornell Capital partners Standby Equity Distribution Agreement dated April 26, 2005), we believe that sufficient funds will be available until adequate revenues are generated to cover operating expenses as cash flow allows. There are no known trends that are likely to have a material impact on liquidity.

Key Operating Metrics

     With anticipated revenues commencing during the second quarter, our senior management will regularly review key financial information including net revenues, operating income or loss, earnings or loss per share, changes in deferred revenue, cash flow from operations and free cash. We define free cash as the sum of cash and cash equivalents, short and long-term investments and restricted investments less long-term debt. This information will allow us to monitor the profitability of our business and evaluate the effectiveness of investments that we have made in the areas of customer support, product development, marketing and site operations. We believe that an understanding of key financial information and how it changes over time will be important to investors, analysts and other parties analyzing our business results and future market opportunities.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures.

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

Changes in internal controls.

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

     There are presently no material pending legal proceedings to which our company or our subsidiary is a party or to which any of its property is subject and, to the best of our knowledge, no such actions against our company are contemplated or threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Effective January 1, 2005, we issued options to purchase 150,000 shares of our common stock to Mal Gurian, in conjunction with his appointment to our board of directors. The options vest over one year in equal quarterly installments. The options are exercisable at $0.22 per share for a period of five years from the date of issuance. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. Mr. Gurian received information concerning our company and had the ability to ask questions about our company.

     In March 2005, we issued 982,143 restricted shares of our common stock to five accredited investors for $350,000. In addition, we issued 125,000 warrants to these investors at a strike price of $0.48 per share and 71,429 warrants at $0.36. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain the appropriate legends restricting their transferability absent registration or applicable exemption.

The investors received information concerning our company and had the ability to ask questions concerning our company.

     Effective March 1, 2005, we issued options to purchase 1,000,000 shares of our common stock to David McCartney, in conjunction with his employment agreement with the company. The options are exercisable at $0.38 per share for a period of five years from the date of issuance. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The employee received information concerning our company and had the ability to ask questions concerning our company.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits

(a) Documents filed as part of this Form 10-QSB.

31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2005

AIRBEE WIRELESS, INC.
By:	/s/ Sundaresan Raja
Sundaresan Raja
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard P. Sommerfeld, Jr.
Richard P. Sommerfeld, Jr.
Principal Financial Officer