Form 10QSB/A
period 2005-03-31
Airbee Wireless, Inc.
filed 2005-06-13
CIK 1297533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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
Yes ☑   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 53,462,373 shares of Common Stock par value of $0.00004 as of June 9, 2005.

Transitional Small Business Disclosure Form (check one): Yes ☐   No ☑

AIRBEE WIRELESS, INC.

FORM 10-QSB

INDEX

PAGE
PART I FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Condensed Consolidated Balance Sheet as of March 31, 2005 (Unaudited)	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (with cumulative totals since inception) (Unaudited)	4
Condensed Consolidated Statement of Accumulated Comprehensive Income for the Period August 9, 2002 (inception) through March 31, 2005 (Unaudited)	5
Condensed Consolidated Statements of Cash Flow for the Three Months Ended March 31, 2005 and 2004 (with cumulative totals since inception) (Unaudited)	6
Notes to the Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis or Plan of Operations	23
Item 3. Controls and Procedures	25

PART II OTHER INFORMATION	26
Item 1. Legal Proceedings	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 5. Other Information	26
Item 6. Exhibits	26
SIGNATURES	27

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

(UNAUDITED)

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

Restated
Current Assets:
Cash and cash equivalents	$91,650
Prepaid expenses and other current assets	41,805

Total Current Assets	133,455

Fixed assets, net of depreciation	62,601

Intangible assets	165,975

TOTAL ASSETS	$362,031

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Notes payable - related party	$1,010,621
Notes payable – other	50,000
Accounts payable and accrued expenses	457,781

Total Current Liabilities	1,518,402

Long-term Liabilities:
Due officer	40,927

Total Long-term Liabilities	40,927

Total Liabilities	1,559,329

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.00004 Par Value; 200,000,000 shares authorized 42,724,056 shares issued and outstanding	1,709
Additional paid-in capital	2,256,600
Unearned compensation	(37,804)
Accumulated comprehensive income	933
Deficit accumulated during the development stage	(3,366,647)

(1,145,209)
Less: Treasury stock, 704,362 shares at cost	(52,089)

Total Stockholders’ Equity (Deficit)	(1,197,298)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$362,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Restated
			Cumulative Totals
			August 9, 2002
	Restated		to
	2005	2004	March 31, 2005
OPERATING REVENUES
Sales	$—	$—	$10,108

COST OF SALES	—	—	11,040

GROSS PROFIT (LOSS)	—	—	(932)

OPERATING EXPENSES
Compensation and professional fees	246,426	84,407	1,388,488
Research and development	212,070	61,487	1,496,626
Selling, general and administrative expenses	62,129	9,400	230,408
Impairment	—	—	127,974
Depreciation and amortization	3,082	630	11,428

Total Operating Expenses	523,707	155,924	3,254,924

LOSS BEFORE OTHER (EXPENSE)	(523,707)	(155,924)	(3,255,856)

OTHER (EXPENSE)
Other income	—	—	70,000
Interest expense	(28,574)	(7,517)	(180,791)

Total Other (Expense)	(28,574)	(7,517)	(110,791)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(552,281)	(163,441)	(3,366,647)
Provision for Income Taxes	—	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(552,281)	$(163,441)	$(3,366,647)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.013)	$(0.005)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	41,849,373	36,078,979

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
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Restated
			Cumulative
			Totals
			August 9,
			2002
	Restated		To March
	2005	2004	31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(552,281)	$(163,441)	$(3,366,647)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	3,082	630	11,428
Amortization of unearned compensation	3,437	3,437	44,681
Common stock issues for services	—	—	661,612
Interest expense converted to note payable — other	—	—	100,000
Services provided for equity	85,230	—	161,230
Impairment of goodwill	—	—	127,974
Gain (loss) on foreign currency translation	203	(7,396)	933
Net change in net assets in acquisition of Connexus	—	—	(22,865)

Changes in assets and liabilities
Decrease in accounts receivable	—	—	19,373
(Increase) in prepaid expenses and other assets	(14,641)	—	(38,653)
Increase in accounts payable and and accrued expenses	67,989	16,355	323,273

Total adjustments	145,300	13,026	1,388,986

Net cash (used in) operating activities	(406,981)	(150,415)	(1,977,661)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	—	—	(165,975)
Acquisitions of fixed assets	(14,321)	(1,523)	(64,369)

Net cash (used in) investing activities	(14,321)	(1,523)	(230,344)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Restated
			Cumulative
			Totals
			August 9, 2002
	Restated		to March 31,
	2005	2004	2005

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	$471,580	$131,000	$1,188,107
Services rendered converted to notes payable - demand	—	—	1,056,611
Proceeds from notes payable – other	—	—	60,000

(Payments) proceeds to related party	(45,990)	46,250	(45,990)
Amounts due to officer	—	—	40,927

Net cash provided by financing activities	425,590	177,250	2,299,655

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,288	25,312	91,650

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	87,362	23,488	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$91,650	$48,800	$91,650

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$217	$—	$217

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Exercise of cashless stock options	$—	$—	$59,089

Common stock issues for services	$85,230	$—	$746,842

Interest expense converted to note payable - other	$—	$—	$100,000

Services rendered converted to notes payable - demand	$—	$—	$1,056,611

Services for stock to be issued	$—	$—	$76,000

Conversion of notes payable and accrued interest to common stock	$—	$—	$11,833

Impairment of goodwill	$—	$—	$127,974

Unearned compensation on cashless options	$—	$—	$82,485

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

Airbee Wireless, Inc. (the “Company”), was incorporated in Delaware in 2002 to develop and supply cutting edge intelligent software that is generally embedded into microprocessors thereby allowing manufacturers (OEM’s) of various products to create advanced wireless communications systems.

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

Segment Reporting

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of March 31, 2005, there were no operating segments.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	Restated	Restated
	March 31, 2005	March 31, 2004
Net Loss	$(552,281)	($163,441)

Weighted average common shares	41,849,373	36,078,979
Outstanding (Basic)

Weighted average common stock
Equivalents:
Stock options	—	—
Warrants	—	—
Weighted average common shares	41,849,373	36,078,979
Outstanding (Diluted)

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

Stock-Based Compensation

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. The Company provides the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure,” an amendment of SFAS No. 123.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004 (UNAUDITED)

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. Amortization expense for the three months ended March 31, 2005 and 2004 was $3,747, respectively.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

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

The Company has determined that based on the cash flow, sales price, sales market, expense, financing, and inter-company transactions and arrangements indicators set forth in FASB 52, “Foreign Currency Translation,” that the functional currency of the Company is that of the parent company and is US Dollars. The Company has reported its gain on foreign currency in its consolidated statements of accumulated other comprehensive income due to the fact that these translation adjustments result from the translation of all assets and liabilities at the current rate, while the stockholder equity accounts were translated by using historical and weighted-average rates.

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

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. The Company does not expect FAS 151 to have a material impact on its results or financial statements.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions” (“SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004 (UNAUDITED)

do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” SFAS No. 68, “Research and Development Arrangements”, and SFAS No. 86, “ Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” technological feasibility for the Airbee UltraLite ™ was established on November 20, 2002 with completion of the detailed program design. Several working models were delivered at various points through July of 2003.

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

At March 31, 2005, deferred tax assets consist of the following:

Deferred tax asset	$1,009,994

Less: valuation allowance	(1,009,994)

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004 (UNAUDITED)

At March 31, 2005, the Company had deficits accumulated during the development stage in the approximate amount of $3,366,647, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 11-	STOCKHOLDERS’ (DEFICIT)

The Company has 200,000,000 shares of common stock authorized at March 31, 2005. The par value at March 31, 2005 is $0.00004.

At March 31, 2005, the Company has 42,724,056 common shares issued and outstanding.

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

NOTE 15-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company had amended its previously issued consolidated financial statements for the year ended December 31, 2003 and period August 9, 2002 (inception) through December 31, 2002 on its report dated May 20, 2004. The Company had amended these consolidated financial statements to recognize an additional $381,513 and $48,168 in compensation and interest expense for the year ended December 31, 2003 and period August 9, 2002 (inception) through December 31, 2002. In addition, certain issuances of common stock have been restated due to valuation adjustments, the recording of unearned compensation due to the issuance of options below the fair market value (including amortization of unearned compensation of $13,748 in 2003 and 2002, respectively) and 2002 common share information has been restated to retroactively account for the stock split that occurred in September 2003. These transactions resulted in an increase in net loss applicable to common shares of $380,554 and $32,189 for the year ended December 31, 2003 and period August 9, 2002 (inception) through December 31, 2002 to a net loss of $1,360,577 and $317,046 as restated, and an increase in the deficits accumulated during the development stage to $1,677,623 and $317,046, respectively. The December 31, 2004 financial statements have been restated for the amortization of unearned compensation for the year ended December 31, 2004 by $13,748 and this has increased the loss for the year then ended to $1,136,743 as restated, and the accumulated deficit during the development stage to $2,814,366.

In addition, the Company has restated its previously issued condensed consolidated financial statements for the three month period ended March 31, 2005 and 2004 for amortization of unearned compensation of $3,747 and the reclassification of various selling, general and administrative expenses, and compensation to research and development expenses. The effect of these changes resulted in an increase of the loss for the three month period ended March 31, 2005 and 2004 of $3,747 to a net loss of $552,281 and $163,441, respectively, and an increase in the deficit accumulated during the development stage to $3,366,647.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

     For the first quarter of 2005 we had no operating revenues, resulting in a net loss applicable to common shares of $552,281, or $0.013 net loss per share, compared to a net loss of $163,441 or $0.005 net loss per share for the first quarter of 2004. Cumulative net loss since inception totaled $3,366,647. Strict management of operating overheads helped to control costs broadly in line with the previous fiscal year, while shifting our priorities from product research and development more toward sales and marketing of finished software products. Consolidated assets rose to $362,031. Consolidated liabilities stood at $1,559,329, of which $1,051,548 constituted loans by related parties (i.e., management) to the Company. Shareholders deficit fell to $1,197,298 compared to $1,281,466 at December 31, 2004 because of the placement of $350,000 of common stock with existing shareholders.

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

     We have incurred an accumulated deficit at March 31, 2005 of approximately $3,366,647 compared to $1,841,064 at March 31, 2004. The Company had negative working capital at March 31, 2005 of $1,381,947 compared to negative working capital of $770,643 at March 31, 2004. Management believes the acquisition subsequent to the period covered by this report of Identity, Inc. and its wireless automotive anti-theft devices will provide an ongoing source of revenue; however it will be insufficient to cover all operating costs which raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

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

     Our principal sources of liquidity have been private placements of our securities and loans from management and shareholders. Management believes that the acquisition of Identity, Inc. on May 2, 2005 will provide surplus operating cash flow over the ensuing 12 months from our Airbee Automotive Group operations, but there will continue to be an operating cash flow deficit from the licensing of embedded software in the near term.

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

Item 3. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

     Changes in Internal Controls

     No change in the Company’s internal control over financial reporting occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Dated: June 8, 2005

AIRBEE WIRELESS, INC.

By:	/s/ Sundaresan Raja

Sundaresan Raja
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard P. Sommerfeld, Jr.

Richard P. Sommerfeld, Jr.
Principal Financial Officer