Form 10KSB/A
period 2004-12-31
Airbee Wireless, Inc.
filed 2005-06-16
CIK 1297533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No 2 to
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

     As of December 31, 2004, the Company had 41,216,913 shares of its common stock, $0.00004 par value per share, outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

     Airbee Wireless, Inc. is a developer of intelligent connectivity software for wireless voice, data and video communications. Our software, when embedded on microchips or in various devices, will enable consumer and business devices to connect to each other over short distances without requiring the use of cables or wires. We intend to license our software, which has been designed and engineered to comply with the recently released ZigBee standard for short-range, low-energy consumption, voice and data wireless communications to manufacturers of microprocessors and OEM manufacturers, thereby enabling them to develop an increasing number of wireless communications applications using Airbee’s software, including consumer electronics, medical equipment, sensor and metering equipment, and industrial automation equipment. To date, we have not produced any licensed sales. By focusing on our strength in the design and development of advanced wireless communications software, we can take advantage of the convergence of various wireless communications applications through software embedded on silicon.

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

     We have completed the development of three of our software products: (1) ZigBee Network Software (ZNS); (2) ZigBee Network Management Solutions (ZNMS); and (3) ZigBee Development Kit (ZDK). These products are available for commercial application and prospective customers are currently testing and evaluating this software at no cost to our company. Excluding the cost of marketing these products, the only remaining current development expenses we have is a $60,000 cost of product certification only for the ZNS Software Stack, as to which we have available funds. To permit us to more aggressively market our products and to fund further product enhancement, we intend to seek debt or equity financing or a combination thereof amounting to $5,000,000. Should we be unable to raise all or any part of that amount, our marketing and product enhancement will be adversely affected and we will adjust our marketing and enhancement activities accordingly.

The Market

     To date the ZigBee standard has had no significant penetration into the commercial market. The current market for wireless communication is dominated by two major technologies: (1) Bluetooth and (2) the IEEE 802.11b standard (more commonly known as “WiFi”). WiFi technology is based on the 2.4 GHz unlicensed transmission frequency band. We have targeted products in the niche 900 MHz unlicensed transmission frequency band, typically for the North American market, and the niche 2.4 GHz frequency band for the rest of the world. WiFi is built to a different set of requirements (the IEEE 802.11b standard) than that which we are currently working, namely IEEE 802.15.4. As such, we believe that we will not compete for the same product users as WiFi.

     As to Bluetooth, we believe that Bluetooth devices are limited in that they are: (1) relatively expensive; (2) serve a simple function of only one-to-one connectivity; (3) support only simple features; and (4) are lower in performance than the expectations of the piconet. A network of devices connected in an ad hoc fashion using Bluetooth technology is a piconet. It is formed when at least two devices, such as a portable PC and a cellular phone, connect. A piconet can support up to eight devices [as compared with the Airbee/ZigBee technology which can support up to 64,000 devices]. When a piconet is formed, one device acts as the master while the others act as slaves for the duration of the piconet connection. A piconet is sometimes called a “PAN” or Personal Area Network.

     Our ZigBee-Ready software is different from Bluetooth standard software. Bluetooth standard product applications need to be built on the originally conceived Bluetooth standard microprocessor, which is expensive, bulky, and generally less reliable. Alternatively, Airbee software is highly customizable, has a very compact software code size and is platform agnostic—meaning it can be ported to run on most microprocessors and operating systems. Moreover, users of products with Airbee software embedded inside can also, we believe, achieve benefits in other areas. For instance, by eliminating the need for wires when installing backup alarm systems in cars, the auto manufacturer saves on the cost of components and labor, while reducing assembly times, and providing the public with a safer car at affordable prices. The same is true for a homebuilder when installing centrally monitored smoke alarms, home security systems, or other monitoring devices. Example product applications include personal digital appliances (PDA), home networking, automotive networks, automated meter reading, agriculture and healthcare. The ZigBee website provides several comparisons between the Bluetooth and our technologies which support our assertion as to reduced cost of the ZigBee solution to the end user. The battery power consumption, battery life, microprocessor cost and range of operation all are factors in the cost comparison.

     The chart below depicts the comparison of the various technologies mentioned in this report. The frequency band in which the Airbee products operate is at the lower left and is in the lower data rate space (the 802.15.4 space). Future efforts and products fall into the other two yellow oval spectrums.

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

Products

     We have completed the development of six core products: (1) Airbee Peer-to-Peer, (2) Airbee Star, (3) Airbee Mesh, (4) ZigBee-ready Peer-to-Peer, (5) ZigBee-ready Star, and (6) ZigBee-ready Mesh. In addition, we have developed and are also marketing our ZigBee Network Management System (ZNMS) for managing mesh networks.

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

Peer-to-Peer

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

Star Topology

Mesh and Mobile Mesh Topology

     Mesh networks are multi hop networks in which devices assist each other in transmitting and receiving the data through the network. Mesh network does not need a controlling device to control links; instead each device acts as a controller.

     Mesh network in Airbee has a proprietary algorithm for connecting multiple devices. Each node will maintain a Route table to reach the other nodes with a number of hops. Routes between two mobile nodes in a mesh network may consist of hops through other host nodes in the network. Host mobility [mobile mesh] can cause unpredictable change in the route. Alternative route is chosen when current route fails.

     Route table allows the nodes to calculate the shortest path using the number of hops. Acknowledgement time needs to be calculated dynamically based on the hops.

Route table

S .No	Route table of ‘I’
1.	LK, LM, LO
2.	LL, LM, LO
3.	LJ, LK, LM, LO

     All Airbee mesh network devices are provided with the static route table that is prefixed during the commissioning of the devices.

     Shortest Route

     Consider the above routing table; source has three routes to reach destination. Route 1, 2 has one intermediate node to reach destination and route 3 has two intermediate nodes to reach the destination. Source can choose either route 1 or route 2; now the source node can compare the hop time and choose route 2.

     Alternative Route

     As soon as source node decides to send the packet through route 2, it uses LK as a relay and transmits the packet. If LK goes out of the network, the source will wait for ACK timeout and look for another route to reach the destinationnode.

     Data exchange

     When a source node needs to send the data to the destination node, it can look for the shortest path and send the data using the relay node. To accomplish this, the source node needs to wait for availability of relay node’s medium and then transmit the packet. When the relay node receives the packet it looks into the route table and finds the shortest route and transmits the packet. The relay node will not acknowledge the packet since the destination node will perform the acknowledgement.

     Unstable routes

     When a node finds that a particular node is unstable and has a higher mobility then route via that node will be called as an unstable route.

     Hidden node

     Node that is not responding for RDP will be considered as hidden node. None of the packets will be routed via that node.

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

Current Applications

          To date, we have operated and demonstrated our products on the microprocessors from the following manufacturers: Texas Instruments, Atmel, Zilog, Motorola and any 8051 processor. They are all microprocessors on which our ZNS software stack operates. The products are designed to work together as a system or they may be used independent from each other and work with other vendor’s products.

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

          Airbee-ZNMS™ provides the foundation needed to meet our customers’ needs for rapid deployment of new services, while streamlining their ability to provide and monitor key network resources in deploying large networks with tens-of-thousands of nodes by doing the following:

•	Reduce operational expenses by simplifying and integrating device management processes;

•	Streamline management through a common interface and speed device provisioning with point-and-click operations to rapidly establish end-to-end device and network connectivity;

•	Ensure consistent, simplified logical provisioning of individual devices through a series of pull-down menus;

•	Provide performance quality and reliability by establishing a variety of traps for alarm indications and statistics logging for all objects in a WPAN network;

•	Provide secure access to a network with password protection on three levels and audit trails that record activities such as addition or modification of devices, Airbee-ZNS version updates, and Airbee-ZAgent, application code and sensor interfaces;

•	Present network statistics for real-time status information on devices, radio frequency (RF) performance, link-quality and data routing;

•	View key usage data on sensor interfaces for network planning and trend analysis.

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

     In addition, Figure 8 Wireless, a subsidiary of Chipcon A.S., a Norwegian semiconductor company that designs, produces and markets high-performance standard radio frequency integrated circuits (RF-ICs) for use in a variety of wireless applications, currently provides embedded software for wireless sensors and control networks based on the ZigBee standard. Its principal product is the Z-stack. Figure 8’s target markets include home automation, building automation, industrial automation, consumer electronics (including, but not limited to, wireless remote controls and gaming consoles), and asset management.

     Although, to our knowledge, there are currently no “software only” vendor competitors to Airbee, there are tangential competitors that are mostly hardware-based, but also offer software solutions that are either proprietary or licensed from companies such as Airbee. Several silicon and module manufacturers have built their own software stack, unique to their hardware solution. We expect other competitors to emerge if the Airbee technology becomes well understood and accepted by solutions providers and users in various application areas.

     To the best of our present knowledge, there are no dominant competitors within our target market for licensing ZigBee-compliant applications for wireless voice, data and video communications. As the ZigBee ready software market is in the early stages of development, we expect the competitive field to broaden markedly. To date the ZigBee standard has had no penetration into the embedded wireless communication commercial market because the global ZigBee standard was only released on December 14, 2004.

     We face varying degrees of competition in the overall short range, low energy embedded communication software industry, which is currently dominated by Bluetooth and WiFi technology. However, we believe that the ZigBee technology will not compete for the same product users and applications as Bluetooth and WiFi.

     We do not believe that ZigBee and Bluetooth technologies are convergent because of divergent technological specifications. Bluetooth standard product applications need to be built on the originally conceived Bluetooth standard microprocessor, which is expensive, bulky, and generally less reliable. Alternatively, Airbee software is highly customizable, has a very compact software code size and is platform agnostic—meaning it can be ported to run on most microprocessors and operating systems.

     WiFi is built to the requirements of the IEEE 802.11b standard. Our products will be built principally to the requirements of the IEEE 802.15.4 standard. WiFi technology is based on the 2.4 GHz frequency range. We have targeted products in the 900 MHz frequency range, typically for the North American market, and the 2.4 GHz frequency range products for the rest of the world. While IEEE 802.11b is an established data communication standard, it operates at higher data rates and its current applications are much different from those envisioned by the ZigBee standard.

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

     Our software is designed with the purpose of facilitating connectivity: people-to-people, things-to-things and people-to-things. We do not manufacture products in which our connectivity software is embedded. Instead, we license our connectivity software to third parties, such as microprocessor manufacturers and various OEM manufacturers. Our internal quality assurance effort is vested with the test team comprised of three employees, which operates separately from the development team. Data is collected and documented by the test team and fed back to the developers for fixes as necessary. Further, the certification effort planned will also insert another level of quality control to the product evolution. We are also in support of our customer for an initial period of time to assure the customer understands how to use our products in his development efforts. We will also rely upon the quality assurance programs and internal monitoring of quality control of our customers. However, since the software will be embedded at the customer location and the application software is written by the customer to its customer requirements, the proper application of our software will be the responsibility and under the control of our customers.

Intellectual Property

     Our success and ability to compete is dependent in large part upon our unique technology. As of this date we have filed one patent and there are no other patents or copyrights pending at this time. Plans exist for several more patents dealing with the various protocols and features of the software system. We believe that our success is more dependent upon our technical expertise than our proprietary rights. We will rely upon a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to protect our proprietary technology. As a result of the likelihood of competition from other companies, protecting the Company’s intellectual property is essential. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or develop similar technology independently. Our first filed patent is entitled “System and Method for Data Transmission” (application number 60/502,346).

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

     As of June 9, 2005, there are currently 53,462,373 shares of our common stock outstanding. 10,701,986 of our outstanding shares of common stock are free-trading. The remaining shares of our common stock are defined as restricted stock under the Securities Act. Of the 53,462,373 shares currently outstanding, 39,424,213 shares are owned by our affiliates, as that term is defined under the Securities Act. Absent registration under the Securities Act, the sale of our remaining outstanding shares is subject to Rule 144. Under Rule 144, if certain conditions are satisfied, a person (including any of our affiliates) who has beneficially owned restricted shares of common stock for at least one year is entitled to sell within any three month period a number of shares up to the greater of 1% of the total number of outstanding shares of common stock, or if the common stock is quoted on NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of ours for at least three months immediately preceding the sale, and who has beneficially owned the shares of common stock for at least two years, is entitled to sell the shares under Rule 144 without regard to any of the volume limitations described above.

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

     We will recognize revenues from four primary sources: (1) time-based product license fees, (2) time-based license royalties, (3) product revenues for software development tools and kits, and (4) service revenues. To date, we have not recognized any revenues from these sources.

     Licensing revenues (e.g., Airbee-ZNS, Airbee-ZMAC, and Airbee-ZNMS) consist of revenues from licensing under the enterprise licensing model. This includes a combination of product and services, and items such as development tools, an operating system, various protocols and interfaces and maintenance and support services such as installation and training. All are licensed over a limited period of time, typically 12-36 months. Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, and customer training and consulting.

Plan of Operations

     Our plan of operations is to enhance our software and market it to various users pursuant to joint venture and license agreements. We plan on marketing our software through our own marketing personnel, as well as at trade shows and conventions and through our customer (partner) distribution channels. The sale of the majority of our products is not dependent on additional capital. These products are for sale at this time and are designated as “ZigBee-ready” in conformity with the global standards released by the ZigBee Alliance. No further development of these products is currently required. The certification process only applies to our ZNS software stack product, which is designed to comply with the ZigBee specifications. The cost of certification is approximately $60,000. We currently have capital available to fund certification of this product. Our other products do not require certification and have no required additional development costs. The products may be sold separately or together as a group. This will depend on the customer and the requirements for his marketplace.

     Our research and development is conducted in Chennai, India. Since inception our research and development expenses have been $1,284,556 (in accordance with generally accepted accounting principles). Additionally, we have incurred expenses for salaries and general overhead in excess of $1,310,341 during our development stage. We have extended our operations and added staff in the last six months to expedite the development process and accelerate the availability of our software to the market.

     We have expanded our development center in Chennai, India by hiring twelve additional software engineers. Another six software engineers are expected to join our development center during 2005. An additional 20 to 25 software engineers are expected to join us during the subsequent 12 months. We anticipate recruiting three more marketing and sales personnel to complement the two people now on board. These sales and marketing personnel will be located in the U.S. and will either work from their homes or out of our headquarters office in Maryland. While these additions are subject in part to the availability of financing or revenues from software sales, because the engineers are located in India, the cost of their compensation is far less than if they were in the United States The actual cost of servicing the service contracts is variable and is dependent on the software’s performance. However, costs should not exceed 50% of the service contract revenues. As to the costs of software engineers, management has projected an aggregate per annum cost for 30 to 40 engineers at $350,000 to $450,000.

     As previously disclosed, to permit us to more aggressively market our products and fund further product enhancement, we intend to seek debt or equity financing or combination thereof amounting to $5,000,000. Should we be unable to raise all or any part of that amount, our marketing and product enhancement will be adversely affected and we will adjust our marketing and enhancement activities accordingly. Subsequent to the period covered by this report we entered into certain financing arrangements and entered into an agreement and plan of merger with Identity, Inc., which we believe will provide us with a substantial portion of the internally generated capital we require.

     On April 26, 2005, we executed a promissory note in the amount of $750,000 in favor of Montgomery Equity Partners, Ltd. Pursuant to the terms of the promissory note, Montgomery Equity Partners disbursed us the entire $750,000 and an additional $250,000 will be disbursed to us after our Company’s common stock commences trading on the Over-the-Counter Bulletin Board. Also on April 26, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, dated as of April 20, 2005. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners, LP shares of common stock for a total purchase price of up to $20.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners, LP will pay us 97% of the lowest volume weighted average price of our common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. The price paid by Cornell Capital Partners, LP for our stock shall be determined as of the date of each individual request for an advance under the Standby Equity Distribution Agreement. Cornell Capital Partner’s obligation to purchase shares of our common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including us obtaining an effective registration statement for shares of our common stock sold under the Standby Equity Distribution Agreement and is limited to $300,000 per weekly advance.

     On May 2, 2005 we acquired Identity, Inc. under a merger agreement in consideration of 7,692,808 shares of our common stock. Half of the shares are in escrow, subject to the filing of audited financial information for Identity, Inc. with the SEC. Identity, Inc., a Delaware corporation, owns a wholly-owned interest in Identity, LLC, a distributor of automotive anti-theft devices. Identity, LLC is based in Rancho Cordova, California. Identity, Inc. uses advance short-range wireless technology to provide total immobilization of a vehicle’s ignition system to prevent theft. Identity’s current nationwide customer base includes dealerships representing General Motors, Ford, Daimler-Chrysler, Dodge, Toyota, Lexus, Nissan, Honda, Accura, Suzuki, Hyundai, Saturn, Infinity and Kia. The Identity products are endorsed by the International Association of Auto Theft Investigators.

     We believe that the $750,000 financing, potential financing and cash from potential future software sales and revenues from Identity’s operations will enable us to expand our operations and increase product development and marketing over the next 12 months. Excluding our acquisition of Identity, Inc. (which occurred subsequent to the period covered by this report) we do not have any plans, proposal or arrangement pertaining to any material acquisitions during the next twelve months.

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

     For fiscal 2003, the Company generated consolidated revenues of $5,081 from software project services provided to third parties. An operating loss of $1,039,174 was sustained for fiscal 2003 resulting from increased operating expense. All consulting for third parties (related solely to clients of Connexus subsequently acquired by us) was halted in order to focus the Company’s resources on developing its own portfolio of software for wireless networks.

     For fiscal 2004, our non-operating revenues were $70,000 resulting in a net loss applicable to common shares of $1,136,743 or $0.03 net loss per share, compared to a net loss of $1,360,577 or $0.05 net loss per share for fiscal 2003. These revenues were the result of the collection of receivables previously written off at the time the Company acquired Connexus Technologies (Pte.) Ltd. in 2002. Cumulative net loss since inception totaled $2,814,366. Strict management of operating overheads helped to control costs broadly in line with the previous fiscal year, while shifting our priorities from product research and development more toward sales and marketing of finished software products. Consolidated assets rose to $331,863, while consolidated liabilities stood at $1,613,329. Shareholders deficit rose to $1,281,466.

     With the ZigBee Alliance releasing version 1.0 of its international standard for wireless voice and data communications on December 14, 2004, management expects to begin booking revenues in the third quarter of Fiscal 2005 following the testing and certification of Airbee’s software for embedding on microprocessors.

     To date, our financial results typically reflect a development stage company. We have signed several licensing and joint development agreements with prospective clients and have successfully embedded our software onto seven different hardware platforms (i.e., Motorola, Texas Instruments, Chipcon, SupaRule, Zilog, Atmel and any 8051 processor).

     The Company expanded its development center in Chennai, India by hiring 10 additional technical software engineers. Another 6 software engineers are expected to join our development center during the third and fourth quarters of 2005, with a further 20 to 25 software engineers joining the Company during the subsequent 12 months. We also expect to recruit 3 more marketing and sales personnel to complement the 2 people now on staff. Additional marketing personnel will be deployed geographically to cover the European and Asian markets, as well as the US.

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

     Since inception we have principally funded our operations from shareholder loans and contributions of $2,682,111. During 2004 funding of approximately $569,000 was received in connection with a private placement pursuant to Rule 504. Although it is difficult for us to predict future liquidity requirements with certainty, we expect that our cash requirements for working capital, product development and capital expenditures will be financed from our cash, cash equivalents and supplemented by approximately $5,000,000 of debt or equity financing. Most of the funding will be allocated principally for sales and marketing. It is anticipated that of the $5,000,000, approximately $1,000,000 will be used for ongoing product enhancement. To the extent that we are unable to raise all or a portion of the funding, we will first reduce our expenses, including the sales and marketing budget and place initial priority on ongoing product enhancement. It is not anticipated that any lack of funding will impact upon the license and development agreements discussed above in the section entitled “Licensing and Joint Development Agreements” since the software development has been completed for three of our products.

     With regard to our current liabilities at December 31, 2004, $1,056,611 is payable to related note holders and employees who have deferred repayment as well as interest. Such amounts are due on June 30, 2005, but will be rolled over by the noteholders until September 30, 2005. Trade payables at December 31, 2004, which are current at this time, of approximately $390,000 are outstanding and will be paid as they come due or as payment may be extended by agreement of the parties. In March 2005, we received an aggregate of $350,000 from five investors in consideration of 979,143 shares of our common stock and 196,429 common stock purchase warrants. The proceeds have been used to pay down current payables. A payment of $60,000 for certification of our ZNS software stack is our only other current obligation (other than compensation). We are required to submit payment within approximately 45 days of the date we submit our product for certification. We have set aside $60,000 from our currently available cash for such purposes. We intend to submit our product for certification by the end of July 2005.

     While we believe that revenues will begin during the third quarter of 2005 from our licensing and other agreements, we shall be dependent upon financing to accelerate our marketing activities and continue product enhancement. Assuming we accelerate our marketing activities and continue product enhancement, we anticipate monthly operating and capital expenses of approximately $131,000 per month for the next twelve months. This amount includes costs of our SEC reporting obligations, which are expected to be approximately $182,000 for the year ending December 31, 2005. Cost of SEC reporting obligations includes all filing costs and professional fees. We do not consider the expense of SEC reporting to be material. Based on the funding described above, we believe that sufficient funds will be available until adequate revenues are generated to cover operating and capital expenses as cash flow allows. If funding is not available we will be required to limit or suspend our marketing and product development. There are no known trends that are likely to have a material impact on liquidity.

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
(A DEVELOPMENT STAGE COMPANY)
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

As noted in Note 14, the Company had amended its previously issued consolidated financial statements for the year ended December 31, 2003 and period ended August 9, 2002 (inception) through December 31, 2002 on its report dated May 20, 2004, as well as the previously issued consolidated financial statements for the year ended December 31, 2004.

The Company had amended these consolidated financial statements to recognize an additional $381,513 and $48,168 in compensation and interest expense for the year ended December 31, 2003 and period August 9, 2002 (inception) through December 31, 2002. In addition, certain issuances of common stock have been restated due to valuation adjustments, the recording of unearned compensation due to the issuance of options below the fair market value (including amortization of unearned compensation of $13,748 in 2003 and 2002, respectively) and 2002 common share information has been restated to retroactively account for the stock split that occurred in September 2003. These transactions resulted in an increase in net loss applicable to common shares of $380,554 and $32,189 for the year ended December 31, 2003 and period August 9, 2002 (inception) through December 31, 2002 to a net loss of $1,360,577 and $317,046 as restated, and an increase in the deficits accumulated during the development stage to $1,677,623 and $317,046, respectively The December 31, 2004 financial statements have been restated for the amortization of unearned compensation for the year ended December 31, 2004 by $13,748 and this has increased the loss for the year then ended to $1,136,743 as restated, and the accumulated deficit during the development stage to $2,814,366.

/s/ BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

March 20, 2005, except for Note 14 dated June 1, 2005

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	Restated	Restated
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$87,362	$23,488
Prepaid expenses and other current assets	25,559	9,553

Total Current Assets	112,921	33,041

Fixed assets, net of depreciation	51,362	8,215

Intangible assets	165,975	164,727

Other assets	1,605	1,545

	167,580	166,272

TOTAL ASSETS	$331,863	$207,528

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Notes payable — related party	$1,056,611	$625,422
Notes payable – other	50,000	50,000
Liability for stock to be issued	76,000	—
Accounts payable and accrued expenses	389,791	256,888

Total Current Liabilities	1,572,402	932,310

Long-term Liabilities:
Due officers	40,927	39,076

Total Long-term Liabilities	40,927	39,076

Total Liabilities	1,613,329	971,386

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.00004 Par Value; 200,000,000 shares authorized 41,216,913 and 36,078,979 shares issued and outstanding at December 31, 2004 and 2003, respectively	1,648	1,443
Additional paid-in capital	1,623,852	1,013,518
Unearned compensation	(41,241)	(54,989)
Accumulated comprehensive income	730	5,882
Deficit accumulated during the development stage	(2,814,366)	(1,677,623)

	(1,229,377)	(711,769)

Less: Treasury stock, 704,362 shares at cost	(52,089)	(52,089)

Total Stockholders’ Equity (Deficit)	(1,281,466)	(763,858)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$331,863	$207,528

The accompanying notes are an integral part of these consolidated financial statements

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
	Restated	Restated	August 9, 2002
	2004	2003	to December 31, 2004
OPERATING REVENUES
Sales	$—	$5,081	$10,108

COST OF SALES	—	5,520	11,040

GROSS PROFIT (LOSS)	—	(439)	(932)

OPERATING EXPENSES
Compensation and professional fees	505,776	589,828	1,142,062
Research and development	502,853	643,329	1,284,556
Selling, general and administrative expenses	129,655	38,500	168,279
Impairment	—	—	127,974
Depreciation and amortization	4,188	2,226	8,346

Total Operating Expenses	1,142,472	1,273,883	2,731,217

LOSS BEFORE OTHER (EXPENSE)	(1,142,472)	(1,274,322)	(2,732,149)

OTHER INCOME (EXPENSE)
Other income	70,000	—	70,000
Interest expense	(64,271)	(86,255)	(152,217)

Total Other Income (Expense)	5,729	(86,255)	(82,217)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,136,743)	(1,360,577)	(2,814,366)
Provision for Income Taxes	—	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(1,136,743)	$(1,360,577)	$(2,814,366)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.029)	$(0.048)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	38,578,861	28,391,865

The accompanying notes are an integral part of these consolidated financial statements

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD AUGUST 9, 2002 (INCEPTION) THROUGH DECEMBER 31, 2004

						Deficit
						Accumulated
			Additional	Accumulated		During the
	Common Stock		Paid - In	Comprehensive	Unearned	Development	Treasury
Description	Shares	Amount	Capital	Income (Loss)	Compensation	Stage	Stock	Total
Balance, August 9, 2002	—	$—	$—	$—	$—	$—	$—	$—
Issuance of initial founders’ shares	21,625,000	865	—	—	—	—	—	865
Shares issued for acquisition of Connexus Technologies	4,156,405	166	99,834	—	—	—	—	100,000
Issuance of founders’ shares to chief operating officer	1,359,550	55	—	—	—	—	—	55
Issuance of common stock for cash	50,000	2	9,998	—	—	—	—	10,000
Options issued below fair market value	—	—	82,485	—	(82,485)	—	—	—
Prior period adjustment, Note 14	—	—	—	—	13,748	(32,189)	—	(18,441)
Net loss for the period, as originally stated	—	—	—	—	—	(284,857)	—	(284,857)

Balance, December 31, 2002, as restated	27,190,955	1,088	192,317	—	(68,737)	(317,046)	—	(192,378)

Issuance of common stock in private placement	1,000,000	40	87,960	—		—	—	88,000
Issuance of common stock in conversion of note payable	56,668	2	11,831	—		—	—	11,833
Issuance of founders’ shares to chief financial officer	125,000	5	—	—		—	—	5
Shares issued for services	3,617,854	144	411,568	—		—	—	411,712
Shares issued for cash	166,960	7	18,993	—		—	—	19,000
Shares of common stock issued in exercise of options	4,465,450	179	80,048	—		—	(80,227)	—
Contribution of capital by officer	—	—	17,517	—		—	—	17,517
Options issued below fair market value	—	—	221,400	—				221,400
Prior period adjustment, Note 14	(543,908)	(22)	(28,116)	—	13,748	(380,554)	28,138	(366,806)
Net loss for the year, as originally stated	—	—	—	5,882		(980,023)	—	(974,141)

Balance, December 31, 2003, as restated	36,078,979	1,443	1,013,518	5,882	(54,989)	(1,677,623)	(52,089)	(763,858)

Issuance of common stock for cash	5,030,490	201	581,838	—		—	—	582,039
Shares issued for services	107,444	4	28,496	—		—	—	28,500
Prior period adjustment, Note 14	—	—	—	—	13,748	(13,748)	—	—
Net loss for the year, as originally stated	—	—	—	(5,152)		(1,122,995)	—	(1,128,147)

Balance, December 31, 2004, as restated	41,216,913	$1,648	$1,623,852	$730	$(41,241)	$(2,814,366)	$(52,089)	$(1,281,466)

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

The accompanying notes are an integral part of these consolidated financial statements

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004 AND 2003

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
	Restated	Restated	August 9, 2002 to
	2004	2003	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,136,743)	$(1,360,577)	$(2,814,366)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	4,188	2,226	8,346
Amortization of unearned compensation	13,748	13,748	41,244
Common stock issued for services and compensation	28,500	633,117	661,612
Interest expense converted to note payable — other	50,000	50,000	100,000
Services for stock to be issued	76,000	—	76,000
Impairment of goodwill	—	—	127,974
(Loss) gain on foreign currency transactions	(5,152)	5,882	730

Changes in assets and liabilities
Decrease in accounts receivable	—	9,861	19,373
(Increase) decrease in prepaid expenses and other assets	(16,006)	(7,946)	(23,952)
Net change in net assets in acquisition of Connexus	—	—	(22,865)
(Increase) in other assets	(60)	—	(60)
Increase in accounts payable and and accrued expenses	82,903	163,726	255,284

Total adjustments	234,121	870,614	1,243,686

Net cash (used in) operating activities	(902,622)	(489,963)	(1,570,680)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(1,248)	(139,727)	(165,975)
Acquisitions of fixed assets	(47,335)	(2,713)	(50,048)

Net cash (used in) investing activities	(48,583)	(142,440)	(216,023)

The accompanying notes are an integral part of these consolidated financial statements

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
	Restated	Restated	August 9, 2002 to
	2004	2003	December 31, 2004

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	$582,039	$124,488	$716,527
Services rendered converted to notes payable – related party	431,189	476,234	1,056,611
Proceeds from notes payable — other	—	—	60,000
Amounts due to officers, net	1,851	39,076	40,927

Net cash provided by financing activities	1,015,079	639,798	1,874,065

NET INCREASE IN CASH AND CASH EQUIVALENTS	63,874	7,395	87,362

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	23,488	16,093	—

CASH AND CASH EQUIVALENTS — END OF PERIOD	$87,362	$23,488	$87,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Exercise of cashless stock options	$—	$59,089	$59,089

Common stock issued for services and compensation	$28,500	$633,112	$661,612

Interest expense converted to note payable — other	$50,000	$50,000	$100,000

Services rendered converted to notes payable — demand	$431,189	$476,234	$1,056,611

Services for stock to be issued	$76,000	$—	$76,000

Conversion of notes payable and accrued interest to common stock	$—	$11,833	$11,833

Impairment of goodwill	$—	$—	$127,974

Unearned compensation on cashless options	$—	$—	$82,485

The accompanying notes are an integral part of these consolidated financial statements

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

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

As stated in Note 14, the Company had amended its previously issued consolidated financial statements for the year ended December 31, 2003 and period ended August 9, 2002 (inception) through December 31, 2002 on its report dated May 20, 2004, as well as the previously issued consolidated financial statements for the year ended December 31, 2004.

The Company had amended these consolidated financial statements to recognize additional compensation and interest expense for the year ended December 31, 2003 and period August 9, 2002 (inception) through December 31, 2002. Additionally, certain issuances of common stock have been restated due to valuation adjustments, the recording of unearned compensation due to the issuance of options below the fair market value (including amortization of unearned compensation of $13,748 in 2004 and 2003, respectively), and 2002 common share information has been restated to retroactively account for the stock split that occurred in September 2003. These transactions resulted in an increase in net loss applicable to common shares of $380,554 and $32,189 for the year ended December 31, 2003 and period August 9, 2002 (inception) through December 31, 2002 to a net loss of $1,360,577 and $317,046 as restated, and an increase in the deficits accumulated during the development stage to $1,677,623 and $317,046, respectively. The December 31, 2004 financial statements have been restated for the amortization of unearned compensation for the year ended December 31, 2004 by $13,748 and this has increased the loss for the year then ended to $1,136,743 as restated, and the accumulated deficit during the development stage to $2,814,366.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company has devoted substantially all of its efforts to business planning, patent applications, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. With the release of the ZigBee/IEEE 802.15.4 standard on December 14, 2004, the Company is anticipating that sales will be generated in fiscal 2005, at which time it will emerge from the development stage.

Principles of Consolidation

The consolidated financial statements include the accounts of Airbee Wireless, Inc. and its wholly-owned subsidiaries Airbee Wireless (Pte.) Ltd., located in Singapore and Airbee Wireless (India) Pvt. Ltd., located in India for the years ended December 31, 2004 and 2003. All significant inter-company accounts and transactions have been eliminated in consolidation. Accounts denominated in non-US currencies have been re-measured using the US Dollar as the functional currency.

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

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue and Cost Recognition (Continued)

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

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue and Cost Recognition (Continued)

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

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

All shares shown give rise to the retroactive treatment of the 2.5:1 stock split that occurred in September 2003.

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2004	2003

Net Loss	($1,136,743)	($1,360,577)

Weighted-average common shares outstanding (Basic)	38,578,861	28,391,865

Weighted-average common stock equivalents:
Stock options	—	—
Warrants	—	—

Weighted-average common shares outstanding (Diluted)	38,578,861	28,391,865

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

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

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

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. Amortization expense for the years ended December 31, 2004 and 2003 were $13,748 and $13,748, respectively.

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

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Intangible Assets (Continued)

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

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 6-	PROMISSORY NOTES – RELATED PARTY

The Company entered into a note payable for $10,000 with an unrelated third party in November 2002, at an interest rate of 10.0% annually. The note accrued interest through August 2003, at which time principal, accrued interest and fees were converted into 22,667 shares of common stock.

The Company entered into promissory notes with some of its officers (see Note 9) who have amounts outstanding with the Company. These amounts accrue interest at rates between 6.0% and 9.5% annually. As of December 31, 2004 and 2003, the Company has $1,038,040 and $625,422 outstanding under these notes, including $84,918 and $36,255 in accrued interest. The notes are short-term notes and are therefore reflected as current liabilities on the consolidated balance sheets. The notes relate to services rendered to the Company.

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

Since, the Company had no sales, other than the execution of an inherited software contract for a previous Connexus Technologies (Pte.) Ltd. customer that had nothing to do with their current products, amortization of their its software being developed at that time for other purposes is not required. Additionally, the intangible assets pertain to the Company’s intellectual property, more specifically software code for both IEEE 802.15.4 and the ZigBee standard version 1.0. This software serves as the core code (i.e., one of the key building blocks) for current and future products that must comply with both of these international standards. Hence, core software based upon the global standards of IEEE and ZigBee to enable the rest of our software to function has an undefined, but not necessarily infinite, useful life. The status of that intellectual property is reviewed annually for impairment, or more frequently if events and circumstances indicate that the asset may be impaired. The Company believes that at this point in time, impairment is impractical because (a) the IEEE 802.15 global standard was only finalized in October 2003; (b) the ZigBee global standard was only finalized on December 14, 2004; and (c) the Company’s software written in conformity with both global standards is vital to making the rest of its software function and therefore be in compliance with these global standards. Therefore, at this point in time, tests for impairment of the intangible assets being intellectual property indicate no amortization is required.

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

As discussed in Note 6, the Company has short-term promissory notes with some of its officers for services rendered to the Company. Interest is accrued at rates between 6.0% and 9.5% annually on these notes. As of December 31, 2004 and 2003, the Company has $1,038,040 and $625,422 outstanding under these notes, including $84,918 and $36,255 in accrued interest.

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

At December 31, 2004, deferred tax assets consist of the following:

Net operating loss carry-forwards	$844,310
Less: valuation allowance	(844,310)

$-0-

At December 31, 2004, the Company had deficits accumulated during the development stage in the approximate amount of $(2,814,366), available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 11-	STOCKHOLDERS’ (DEFICIT)

The Company has 200,000,000 shares of common stock authorized at December 31, 2004 and 2003, respectively. The par value at December 31, 2004 and 2003 is $0.00004.

At December 31, 2004 and 2003, the Company has 41,216,913 and 36,078,979 common shares issued and outstanding.

The following stock transactions occurred in 2002:

The Company issued 21,625,000 to one of its founders for $865 (par).

In the acquisition of Connexus Technologies (Pte.) Ltd., the Company issued 4,156,405 shares of stock in exchange for Connexus’ stock.

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

The Company issued 3,921,542 shares of stock from the exercise of stock options from its officers. This was a cashless exchange. In this exchange 704,362 shares were returned to the Company and are included in its treasury and reflected as treasury stock on the consolidated balance sheets.

The Company’s officers also contributed $17,517 as capital reflected as additional paid-in capital. No stock was issued in these exchanges.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 11-	STOCKHOLDERS’ (DEFICIT) (CONTINUED)

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

The Company granted post-split options totaling 21,375,000 shares of which 4,625,904 options were exercised as cashless options resulting in 3,921,542 shares of stock. In the cashless exchange, 704,362 shares of stock were recorded as treasury stock. All of these options were granted to officers and key members of the management team of the Company.

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

The following tables summarize the activity of the Company’s stock option plan:

	Year Ended
	December 31, 2004
		Weighted-
		average
	Number of	exercise
	Options	price
Outstanding – beginning of period	16,749,096	$0.01004
Granted below fair value	0	0
Granted at fair value	30,000,000	0.22
Converted	0	(0.000)

Outstanding – end of period	46,749,096	$$0.1205

Exercisable at end of period:	24,187,500	$0.01004

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 11-	STOCKHOLDERS’ (DEFICIT) (CONTINUED)

Stock Option Plan and Warrants (Continued)

	Year Ended
	December 31, 2003
		Weighted-
	Number	average
	of	exercise
	Options	price
Outstanding – beginning of period	18,375,000	$0.00004
Granted below fair value	3,000,000	0.04
Granted at fair value	0	0
Cancelled	4,625,904	(0.043)

Outstanding – end of period	16,749,096	$0.01004

Exercisable at end of period	3,662,500	$0.01004

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

	Year Ended December 31,
	2004	2003
Net loss:
As reported	($1,136,743)	($1,360,577)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,704,277)	0

Pro forma	($4,841,020)	($1,360,577)

Net loss per share:
As reported:
Basic	($0.03)	($0.05)
Diluted	($0.03)	($0.05)
Pro forma:
Basic	($0.12)	($0.05)
Diluted	($0.12)	($0.05)

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 11-	STOCKHOLDERS’ (DEFICIT) (CONTINUED)

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

NOTE 14-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

Our directors and executive officers and their ages are as follows:

Name	Age	Position

Sundaresan Raja	42	President and Chief Executive Officer, Director
E. Eugene Sharer	71	Chief Operating Officer, Secretary, Director
Ramanujam Satagopan	40	Vice President & Chief Technology Officer
Richard P. Sommerfeld, Jr.	51	Chief Financial Officer
Srinivasan Krishnamurthy	46	Vice President-Business Development
Mal Gurian	78	Director

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

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002, paid to our most highly compensated executive officers.

Summary Compensation Table

	Annual Compensation			Long Term Compensation
				Awards
				Restricted	Securities
				Stock	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Award(s)	Options(#)	Compensation

Sundaresan Raja (1)	2004	$150,000	$50,000	—	10,000,000	—
Chief Executive Officer and	2003	$150,000	$50,000	—	—	—
President	2002	$150,000	$18,750		10,000,000

E. Eugene Sharer (2)	2004	$120,000	$50,000	—	8,000,000	—
Chief Operating Officer	2003	$120,000	$50,000	—	—	—
	2002	$120,000	$18,750	—	8,000,000

Ramanujam Satagopan (3)	2004	$80,000	$30,000	—	3,000,000	—
Chief Technology Officer	2003	$80,000	$30,000	—	—	—
	2002	$80,000	$8,750	—	375,000

Richard P. Sommerfeld, Jr. (4)	2004	$100,000	$25,000		3,000,000	—
Chief Financial Officer	2003	$100,000	$8,333	—	3,000,000	—

	2002	—	—	—	—	—

Srinivasan Krishnamurthy (5)	2004	$50,000	$12,500	—	6,000,000	—
Vice President	2003	—	—	—	—	—
	2002	—	—	—	—	—

(1)	Sundaresan Raja joined us in August 2002 as President and Chief Executive Officer. Mr. Raja is paid a base salary of $150,000 and is eligible to receive an annual bonus with a formula based on the operating results of the Company. During 2002, he was issued a stock option for 10,000,000 shares exercisable at $0.00004 per share. During 2004, he was issued an option to purchase 10,000,000 shares exercisable at $0.22 per share.

(2)	E. Eugene Sharer joined us in August 2002 as Chief Operating Officer. Mr. Sharer is paid a base salary of $120,000 per year and is eligible to receive an annual bonus with a formula based on the operating results of the Company. During 2002, he was issued a stock option for 8,000,000 shares exercisable at $0.00004 per share. During 2004, he was issued an option to purchase 8,000,000 shares exercisable at $0.22 per share.

(3)	Ramanujam Satagopan joined us in September 2002 as our Chief Technology Officer. Mr. Satagopan is paid a base salary of S$136,000 (approx. US $80,000) and is eligible to receive an annual bonus with a formula based on the operating results of the Company. During 2002, he was issued a stock option for 375,000 shares exercisable at $0.00004 per share. During 2004, he was issued an option to purchase 3,000,000 shares exercisable at $0.22 per share.

(4)	Richard P. Sommerfeld, Jr. joined us in September 2003 as Chief Financial Officer. Mr. Sommerfeld is paid a base salary of $100,000 and is eligible to receive an annual bonus with a formula based on the operating results of the Company. During 2003, he was issued a stock option for 3,000,000 shares exercisable at $0.04 per share. During 2004, he was issued an option to purchase 3,000,000 shares exercisable at $0.22 per share.

(5)	Srini Krishnamurthy joined us in July, 2004 as Vice President, Business Development. Mr. Krishnamurthy is paid a base salary of $100,000 and is eligible to receive an annual bonus with a formula based on the operating results of the Company. During 2004, he was issued options to purchase 3,000,000 shares exercisable at $0.38 per share and 3,000,000 shares exercisable at $0.22 per share.

Stock Option Issuances During Fiscal Year 2004

     The table below provides a summary of individual grants of stock options made during the last fiscal year ended December 31, 2004 to each of the named officers included in the Summary Compensation Table above.

		Percentage of Total
	Number of Shares of	Options Granted to
	Common Stock	Officers and
Name	Underlying Options	Employees	Exercise Price	Expiration Date
Sundaresan Raja	10,000,000	33%	$0.22	11/18/10
Ramanujam Satagopan	3,000,000	10%	$0.22	11/18/10
E. Eugene Sharer	8,000,000	26%	$0.22	11/18/10
Richard P. Sommerfeld, Jr.	3,000,000	10%	$0.22	11/18/10
Srinivasan Krishnamurthy	3,000,000	10%	$0.22	11/18/10
Srinivasan Krishnamurthy	3,000,000	10%	$0.38	07/01/09

Aggregated Option Exercises in Last Fiscal Year And Fiscal
Year-End Option Values

     The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended December 31, 2004 by our executive officers listed in the Summary Compensation Table above.

			Number of Securities Underlying
	Number of Shares		Unexercised Options at			Value of Unexercised In-the-Money
	Acquired on		December 31, 2004(1)			Options at December 31, 2004(1)
Name	Exercise	Value Realized	Exercisable/Unexercisable			Exercisable/Unexercisable
Sundaresan Raja	0	$0	10,000,000	/	10,000,000	$1,680,000	/	$525,000
Ramanujam Satagopan	0	0	812,510	/	2,385,000	$52,502	/	$39,375
E. Eugene Sharer	0	0	7,502,135	/	8,000,000	$1,155,448	/	$420,000
Richard P. Sommerfeld, Jr.	0	0	1,746,951		2,250,000	$366,860	/	$0.00

Srinivasan Krishnamurthy	0	0	1,500,000		4,500,000	$0.00	/	$0.00

(1)	The value of unexercised in-the-money options at fiscal year end is calculated using the last sale price of $0.21 per share as of December 31, 2004, the last trading day of fiscal year 2004 as reported on the Pink Sheets.

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

     The percentage of beneficial ownership for the following table is based on 41,216,913 shares of common stock outstanding as of December 31, 2004.

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

	Shares
	Beneficially		Percent
Name and Address	Owned		of Class

Sundaresan Raja	31,625,000	(1)	61.7%

E. Eugene Sharer	9,359,350	(2)	20.0%

Ramanujam Satagopan	5,093,885	(3)	12.1%

Richard P. Sommerfeld, Jr.	3,714,756	(4)	8.6%

Srinivasan Krishnamurthy	1,500,000	(5)	3.5%

Mal Gurian	150,000	(6)	*

All Directors and Officers as a Group (6 Persons)	51,442,991		84.4%

*	Less than 1%.

(1)	Includes 7,500,000 shares of common stock underlying options exercisable at $0.00004 per share and 2,500,000 shares exercisable at $0.22 per share.

(2)	Includes 3,502,135 shares of common stock underlying options exercisable at $0.00004 per share and 2,000,000 shares exercisable at $0.22 per share.

(3)	Includes 62,500 shares of common stock underlying options exercisable at $0.00004 per share and 750,000 shares exercisable at $0.22 per share.

(4)	Includes 996,951 shares of common stock underlying options exercisable at $0.04 per share and 750,000 shares exercisable at $0.22 per share.

(5)	Includes 750,000 shares of common stock underlying options exercisable at $0.38 per share and 750,000 shares exercisable at $0.22 per share.

(6)	Includes 150,000 shares underlying options exercisable at $0.22 per share until January 1, 2010. Mr. Gurian’s address is: 5245 88th Street, Bradenton, FL 34211.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From 2003 through March 2005, the Company has entered into convertible promissory notes with some of its officers as described below. The notes relate to services rendered to the Company. These amounts initially accrued annual interest at 6.0%. At December 31, 2004, the interest rate was 9.5% per year. On March 31,2005, the interest rate increased to 9.75% per year. As of March 31, 2005, the Company has $1,010,621 outstanding under these notes, plus $74,888 of accrued interest on the amounts outstanding. The notes are due June 30, 2005, however, noteholders have agreed to extend the notes until September 30, 2005. The notes may be converted into shares of our common stock at the option of our Company and with the consent of the noteholder, the value of which will be the five-day trading average closing bid price of our common stock prior to date of conversion. Amounts advanced by officers and amounts due to officers with interest at March 31, 2005 are as follows:

		Principal and
	Amounts Advanced	Interest Due
Sundaresan Raja	$400,000	$430,174
E. Eugene Sharer	$320,073	$355,903
Richard P. Sommerfeld, Jr.	$128,638	$130,039
Ramanujam Satagopan	$111,910	$116,410
Srinivasan Krishnamurthy	$50,000	$52,983

     In addition to the loans described above, on March 12, 2003 and April 30, 2003, Sundaresan Raja advanced approximately $23,809 and $18,687, respectfully, to Airbee Wireless (India) Pvt. Ltd., the Company’s wholly-owned subsidiary in India. The Company’s wholly-owned subsidiary has issued Mr. Raja a promissory note due on demand. The note accrues interest at 11.25% per year, which is below the local Indian market rates of 14% to 16%. At March 31, 2005, $49,910 was due under the note, including $9,151 of interest. The Company has guaranteed repayment of the advances.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
No.	Description	Location
3.1	Certificate of Incorporation, dated August 9, 2002 of Registrant	(1)

3.2	Certificate of Amendment (forward split)	(1)

3.3	By-Laws of Registrant	(1)

4.1	Equity Incentive Plan	(1)

4.2	Form of Promissory Note	(1)

4.3	Outside Director Stock Option Plan	(2)

10.1	Employment Agreement, dated August 16, 2002 between Sundaresan Raja and Airbee Wireless.	(1)

10.2	Employment Agreement, dated August 16, 2002 between Eugene Sharer and Airbee Wireless.	(1)

10.3	Employment Agreement, dated September 15, 2002 between Ramanujam Satagopan and Airbee Wireless.	(1)

10.4	Employment Agreement, dated September 1, 2003 between Richard Sommerfeld and Airbee Wireless.	(1)

10.5	Lease Agreement	(1)

14.0	Code of Ethics	(3)

21.1	Subsidiaries of Registrant	(1)

31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(1)	Previously filed on Form 10SB Registration Statement.

(2)	Filed on Form 8-K Current Reported file with the SEC on March 15, 2005.

(3)	Previously filed on Amendment No. 1 to Form 10-KSB Annual Report for year ended December 31, 2004.

(b)	Reports on Form 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed by Bagell, Josephs & Company, LLC were as follows:

	2004	2003
Audit Fees	$17,000	$17,000
Audit Related Fees	$7,500	$7,500
Tax Fees	—	—
All Other Fees	—	—

     Audit Fees. Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly condensed consolidated financial statements and services that are normally provided by Bagell, Josephs & Company, in connection with statutory and regulatory filings or engagements.

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

AIRBEE WIRELESS, INC.

By	/s/Sundaresan Raja

Name: Sundaresan Raja
Title: President and Chief Executive Officer

Date: June 15, 2005

     In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

President, Chief Executive Officer,
/s/ Sundaresan Raja	Principal Executive Officer and Director	June 15, 2005
Sundaresan Raja

/s/ E. Eugene Sharer E. Eugene Sharer	Chief Operating Officer and Director	June 15, 2005

Chief Financial Officer, Principal Financial
/s/Richard R. Sommerfeld, Jr. Richard P. Sommerfeld, Jr.	and Principal Accounting Officer	June 15, 2005

/s/ Ramanujam Satagopan Ramanujam Satagopan	Chief Technology Officer	June 15, 2005

/s/Mal Gurian Mal Gurian	Director	June 15, 2005