Form 10KSB/A
period 2004-12-31
Airbee Wireless, Inc.
filed 2005-07-22
CIK 1297533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No 3 to
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

The Market

     To date the ZigBee standard has had no significant penetration into the commercial market. The current market for wireless communication is dominated by two major technologies: (1) Bluetooth and (2) the IEEE 802.11b standard (more commonly known as “WiFi”). These technologies operate in the similar space (wireless data transmission), but with very different networking capability and different markets. WiFi application is generally in the area of high speed data communication connection to the Internet from PCs and laptop computers. Bluetooth is essentially a point-to-point cable replacement wireless technology primarily used for audio application in mobile-phones.

     The management of our Company believes there is little if any overlap in the application areas of the three different technologies. ZigBee is a low-power, lower data rate (256kb) networking technology designed for sensor networking, monitoring and control applications in home automation, building automation, industrial plant monitoring and many other vertical segments. Neither WiFi nor Bluetooth are slated for these application areas. They are too expensive, require more power and have limited ad hoc mesh networking capability. ZigBee operates in the 2.4 GHz band and also in the 868 MHz and 900 MHz bands. ZigBee has networking capability of up to 64,000 nodes in one network.

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

     We face varying degrees of competition in the overall short-range, low-energy embedded communication software industry, which is currently dominated by Bluetooth and WiFi technology. However, we believe that the ZigBee technology will not compete for the same product users and applications as Bluetooth and WiFi. ZigBee, WiFi and Bluetooth operate in the similar space, meaning wireless data transmission, but in very different frequency transmission bands and with very different networking capability. The WiFi application is generally in the area of high speed data communication connection to the Internet from PCs and laptop computers and operates on a peer to peer basis. Bluetooth is similar to ZigBee, but operates in a higher data transmission frequency band and is essentially a peer to peer or limited (less than 8) node network. ZigBee is a lower data rate (256kb), has network capability of up to 64,000 nodes and is used in sensor, building and home automation application areas. Neither WiFi nor Bluetooth are slated for these application areas. They are too expensive, have far shorter range than ZigBee and they have limited network capability. Company management believes there is little, if any, overlap in the application areas of the three different technologies.

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

Plan of Operations

     Our plan of operations over the next 12 months is to market our software to various users pursuant to joint venture and license agreements. We plan on marketing our software through our own marketing personnel, as well as at trade shows and conventions and through our customer (partner) distribution channels. The sale of the majority of our products is not dependent on additional capital. These products are for sale at this time and are designated as “ZigBee-ready” in conformity with the global standards released by the ZigBee Alliance. No further substantive development of these products is currently required. The certification process only applies to our ZNS software stack product, which is designed to comply with the ZigBee specifications. The cost of certification is approximately $60,000. We currently have capital available to fund certification of this product. Our other products do not require certification and have no required additional development costs. The products may be sold separately or together as a group. This will depend on the customer and the requirements for its marketplace.

     Over the next 12 months we will market our products to manufacturers of microprocessors and OEM manufacturers. We will not generate any revenues until we sell our products. As such, our actual expenses over the next 12 months will be dictated by actual revenues and our ability to raise capital.

     Our marketing plan of operations has the following principal elements:

•	Focus on silicon manufacturers, specifically controller manufacturers,

•	Pursue opportunities directly with OEM’s in residential automation, commercial building control/automation, automobiles and similar markets

•	Establish market presence and perception through effective use of targeted public relations, speaking engagements and trade publications

•	Offer high performance, market needed and fully supported products to customers

     Our plan of operations, subject to funding and execution, projects revenues in excess of $1,000,000 for fiscal 2005 and the establishment of partner and other strategic relationships with OEM’s and others. Our key strategy is to incorporate our network software technology into next generation controllers. We intend, over the next 12 months, to develop, train and deploy a multi-layered sales organization to provide direct sales as well as selling on a commission basis through manufacturing representatives. We will also expand our research and development in Chennai, India.

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

     With respect to our research and development, we intend to add 10-15 software engineers over the next 12 months. We also anticipate recruiting three additional marketing and sales personnel to complement the two people presently on board. These sales and marketing personnel will be located in the U.S. and will either work from their homes or out of our headquarters office in Maryland. While these additions are subject in part to the availability of financing or revenues from software sales, because the engineers are located in India, the cost of their compensation is far less than if they were in the United States The actual cost of servicing the service contracts is variable and is dependent on the software’s performance. However, costs should not exceed 50% of the service contract revenues. As to the costs of software engineers, management has projected an aggregate per annum cost for 30 to 40 engineers at $350,000 to $450,000.

     Assuming we accelerate our marketing activities and continue product enhancement, we anticipate monthly operating and capital expenses of approximately $131,000 per month for the next twelve months. Of this monthly amount, approximately $30,000 are expected to be associated with marketing, approximately $60,000 are expected to be associated with general and administrative expenses (including salaries, accounting and legal) and approximately $41,000 are expected to be associated with research and development. Our SEC reporting obligations are expected to be approximately $15,200 per month and are included in our estimated general and administrative expenses.

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

     We believe that the $750,000 financing received subsequent to the date covered by this report (discussed below), potential financing and cash from potential future software sales and revenues from Identity’s operations will enable us to expand our operations and increase product development and marketing over the next 12 months. Excluding our acquisition of Identity, Inc. (which occurred subsequent to the period covered by this report) we do not have any plans, proposal or arrangement pertaining to any material acquisitions during the next twelve months.

     It is not certain how the current and future development of Ultra Wide Band products will affect our plan of operation. The effect, if any, will depend upon the establishment of international standards.

Subsequent Events Effecting Plan of Operations

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

     On May 2, 2005 we acquired Identity, Inc. under a merger agreement in consideration of 7,692,808 shares of our common stock. Half of the shares are in escrow, subject to the filing of audited financial information for Identity, Inc. with the SEC. Identity, Inc., a Delaware corporation, owns a wholly-owned interest in Identity, LLC, a distributor of automotive anti-theft devices. Identity, LLC is based in Rancho Cordova, California. Identity, Inc. uses advance short-range wireless technology to provide total immobilization of a vehicle’s ignition system to prevent theft. Identity’s current nationwide customer base includes dealerships representing General Motors, Ford, Daimler-Chrysler, Dodge, Toyota, Lexus, Nissan, Honda, Acura, Mazda, Suzuki, Hyundai, Saturn, Infinity and Kia. The Identity products are endorsed by the International Association of Auto Theft Investigators.

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

     While we believe that revenues will begin during the third quarter of 2005 from our licensing and other agreements, we shall be dependent upon financing to accelerate our marketing activities and continue product enhancement. Assuming we accelerate our marketing activities and continue product enhancement, we anticipate monthly operating and capital expenses of approximately $131,000 per month for the next twelve months. This amount includes costs of our SEC reporting obligations, which are expected to be approximately $182,000 for the year ending December 31, 2005. Cost of SEC reporting obligations includes all filing costs and professional fees. We consider the current expense of SEC reporting to be material. Based on the funding described above, we believe that sufficient funds will be available until adequate revenues are generated to cover operating and capital expenses as cash flow allows. If funding is not available we will be required to limit or suspend our marketing and product development. There are no known trends that are likely to have a material impact on liquidity.

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

     Evaluation of Disclosure Controls and Procedures

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective for the reasons disclosed below.

     The Company has identified certain internal control deficiencies that it considers to be reportable conditions and material weaknesses. These consist of (1) inadequate communication leading to the untimely filing of a current report with the Securities and Exchange Commission and (2) resolution of certain accounting matters. The accounting deficiencies have principally arisen in connection with comments received from the Staff of the SEC who have raised issues about various rule and other GAAP compliance matters, which pertain to the Company when it was a private entity. The Company will use its best efforts to implement necessary policies and procedures within the Company to provide adequate disclosure controls and procedures.

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

Date: July 21, 2005

     In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

President, Chief Executive Officer,
/s/ Sundaresan Raja	Principal Executive Officer and Director	July 21, 2005
Sundaresan Raja

/s/ E. Eugene Sharer E. Eugene Sharer	Chief Operating Officer and Director	July 21, 2005

Chief Financial Officer, Principal Financial
/s/Richard R. Sommerfeld, Jr. Richard P. Sommerfeld, Jr.	and Principal Accounting Officer	July 21, 2005

/s/ Ramanujam Satagopan Ramanujam Satagopan	Chief Technology Officer	July 21, 2005

/s/Mal Gurian Mal Gurian	Director	July 21, 2005