Form 10QSB/A
period 2005-03-31
Airbee Wireless, Inc.
filed 2005-07-22
CIK 1297533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

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

     Operating expenses for the three months ending March 31, 2005 were $523,707 as compared to $155,924 for the three months ending March 31, 2004, an increase of 236% or $367,783. The increase, as further explained below, is principally due to increases in compensation and professional fees, research and development and selling and administrative expenses. Operating expenses increased as the Company developed and implemented its business plan and commenced its reporting obligations with the SEC.

     Compensation and professional fees increased by $162,091 or 192% to $246,426 for the three months ending March 31, 2005 from 84,407 for the three months ending March 31, 2004. This increase was primarily due to a $101,506 increase in costs associated with SEC reporting and financial advisory services. The remaining increase was primarily due to increase compensation associated with the Company’s implementation of its business plan. Management expects SEC reporting costs to decrease significantly in the future.

     Research and development expenses for the three months ending March 31, 2005 increased by $150,583 or 245% to $212,070 as compared to $61,487 for the three months ending March 31, 2004. This increase was primarily due to product enhancements and product development. While a majority of the Company’s products are marketable, the Company continues to focus research and development on product extensions and incorporation into potential vendor platforms. Over the next 12 months, research and development expenses are expected to remain consistent with the three months ending March 31, 2005.

     Selling, general and administrative expenses increased for the three months ending March 31, 2005 by $52,729 or 560% to $62,129 as compared to $9,400 for the three months ending March 31, 2004. The increase was primarily due to the Company’s commencement of sales initiatives, including direct customer calling and participation in industry trade shows in the US and abroad to market its products. As the Company attempts to grow and develop its business, the Company expects selling, general and administrative expenses to increase.

     Depreciation and amortization expense increased for the three months ending March 31, 2005 by $2,452 or 389% to $3,082 as compared to $630 for the three months ending March 31, 2004. The increase was due to the purchase of equipment for the Company’s development center in Chennai, India. The Company expects to begin amortizing its intellectual property during the second quarter of 2005 now that license agreements associated with its intellectual property have been and will continue to be executed with third parties.

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

Dated: July 21, 2005

AIRBEE WIRELESS, INC.

By:	/s/ Sundaresan Raja

Sundaresan Raja
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard P. Sommerfeld, Jr.

Richard P. Sommerfeld, Jr.
Principal Financial Officer