Form 10QSB
period 2005-06-30
Airbee Wireless, Inc.
filed 2005-08-10
CIK 1297533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
Commission file number 0-50918
AIRBEE WIRELESS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 9400 Key West Avenue, Suite 100 Rockville, MD (Address of principal executive offices)	46-0500345 (IRS Employer Identification No.) 20850-3322 (Zip Code)
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
Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 53,119,478 shares of Common Stock par value of $0.00004 as of August 10, 2005.
Transitional Small Business Disclosure Form (check one): Yes ☐ No ☑

AIRBEE WIRELESS, INC.
FORM 10-QSB

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(UNAUDITED)

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$58,250
Accounts receivable, net	254,737
Inventory	433,997
Prepaid expenses and other current assets	116,375

Total Current Assets	863,359

Fixed assets	78,155

Goodwill	3,216,296
Intangible assets	1,648,542
Other assets	1,909

4,866,747

TOTAL ASSETS	$5,808,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES

Current Liabilities:
Notes payable — related party	$1,040,396
Notes payable — other	800,000
Accounts payable and accrued expenses	1,173,504

Total Current Liabilities	3,013,900

Long-term Liabilities:
Due officer	40,927

Total Long-term Liabilities	40,927

Total Liabilities	3,054,827

STOCKHOLDERS’ EQUITY

Common stock, $0.00004 Par Value; 200,000,000 shares authorized 53,070,132 shares issued and outstanding	2,123
Additional paid-in capital	7,486,989
Unearned compensation	(34,367)
Accumulated other comprehensive income	736
Retained earnings (deficit)	(4,440,958)

3,014,523
Less: Treasury stock, 939,152 shares at cost	(261,089)

Total Stockholders’ Equity	2,753,434

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,808,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

			THREE MONTHS
	SIX MONTHS ENDED		ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
		Restated		Restated
OPERATING REVENUES
Sales	$725,357	$—	$725,357	$—

COST OF SALES	566,314	—	566,314	—

GROSS PROFIT	159,043	—	159,043	—

OPERATING EXPENSES
Compensation and professional fees	805,010	272,248	562,021	151,258
Research and development	334,502	43,044	122,432	41,574
Selling, general and administrative expenses	513,266	74,830	451,137	38,559
Depreciation and amortization	22,545	1,555	19,463	925

Total Operating Expenses	1,675,323	391,677	1,155,053	232,316

LOSS BEFORE OTHER (EXPENSE)	(1,516,280)	(391,677)	(996,010)	(232,316)

OTHER (EXPENSE)
Interest expense	(110,312)	(15,923)	(81,738)	(8,406)

Total Other (Expense)	(110,312)	(15,923)	(81,738)	(8,406)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,626,592)	(407,600)	(1,077,748)	(240,722)
Provision for Income Taxes	—	—	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(1,626,592)	$(407,600)	$(1,077,748)	$(240,722)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.04)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	45,268,362	36,078,979	48,649,779	36,078,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

Balance, January 1, 2004	$5,882
Loss on foreign currency translation	(8,351)

Balance, June 30, 2004	$(2,469)

Balance, January 1, 2005	$730
Loss on foreign currency translation	6

Balance, June 30, 2005	$736

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

		Restated
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,626,592)	$(407,600)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	22,545	1,555
Common stock issued for services	296,053	—
Common stock issued for compensation	13,000	—
Income (loss) on foreign currency translations	6	(8,351)
Unearned compensation	6,874	6,874
Cash acquired in acquisition of Identity Inc.	67,614	—

Changes in assets and liabilities
(Increase) in accounts receivable	(15,571)	—
Decrease in inventory	98	—
(Increase) in prepaid expenses and other assets	(103,270)	(12,260)
Increase (decrease) in accounts payable and and accrued expenses	493,190	(131,354)

Total adjustments	780,539	(143,536)

Net cash (used in) operating activities	(846,053)	(551,136)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(161,784)	—
Acquisitions of fixed assets	(24,619)	14,602)

Net cash (used in) investing activities	(186,403)	(14,602)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (CONTINUED)
(UNAUDITED)

		Restated
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITES

Proceeds from common stock issuances	$503,559	$521,000
Proceeds from notes payable — other	750,000	—
Proceeds / (payments) to notes payable — related party, net	(16,215)	140,879
Purchase of treasury stock	(209,000)	—
Payments for issuance costs	(25,000)	—

Net cash provided by financing activities	1,003,344	661,879

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,112)	96,141

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	87,362	23,488

CASH AND CASH EQUIVALENTS — END OF PERIOD	$58,250	$119,629

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$30,270	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Common stock issued for compensation	$13,000	$—

Common stock issued for services	$296,053	$—

Common stock issued for issuance costs	$740,000	$—

Net effect of acquisition of Identity, Inc.
Cash	$(67,614)	$—
Accounts receivable	(239,166)	—
Inventory	(434,095)	—
Goodwill	(3,216,296)	—
Intangible Assets	(1,320,783)
Fixed assets, net	(12,219)	—
Other assets	(350)	—
Accounts payable and accrued expenses	290,523	—
Common stock	308	—
Additional paid-in capital	4,999,692	—

	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(UNAUDITED)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
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
Airbee Wireless, Inc. (“Airbee” or the “Company”), was incorporated in Delaware in 2002 to develop and supply cutting edge intelligent software that is generally embedded into microprocessors thereby allowing manufacturers (OEM’s) of various products to create advanced wireless communications systems.
On May 2, 2005, the Company entered into an agreement and plan of merger by and with Identity, Inc. (“Identity”), a Delaware corporation, and Airbee Automotive Group, Inc., a wholly-owned subsidiary of the Company, whereby the Company’s wholly-owned subsidiary merged with and into Identity. Pursuant to the Merger Agreement, the surviving entity became a wholly-owned subsidiary of the Company. Identity is a leading distributor of automotive anti-theft devices to America’s 22,000 new car dealerships. Using advanced short-range wireless technology, Identity’s products provide total immobilization of a vehicle’s ignition system to prevent theft. Identity’s current nationwide customer base includes dealerships representing General Motors, Ford, Daimler Chrysler, Dodge, Saturn Toyota, Lexus, Nissan, Infinity Honda, Acura, Suzuki, Mazda, Mitsubishi, Hyundai and Kia.

There are contingent payments in the form of time-based royalties tied to product sales that are to be paid to a patent holder for licensing its technology that is embedded inside Airbee Automotive Group’s principal automotive anti-theft device.
The book value of $462,921 of Identity, Inc. at the time of acquisition consisted of:

Current assets	741,225
Fixed assets	12,219
Accounts payable and other accrued expenses	(290,523)

Total	462,921

Focusing on its core competencies in the design and engineering of advanced, embedded short-range wireless data and voice communications software, the Company believes that it is positioned to play a pivotal role in the convergence of various wireless communications applications through software embedded on silicon and in niche applications for its software, namely automotive immobilization and anti-theft products.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Liquidity
The condensed consolidated interim financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $4.44 million as of June 30, 2005. The Company’s operations have been financed primarily through a combination of issued equity and debt. For the six months ended June 30, 2005, the Company had a net loss of approximately $1.63 million and cash used in operations of approximately $846,000.
The Company regularly evaluates its working capital needs and existing burn rate to make appropriate adjustments to operating expenses. On April 26, 2005, the Company executed a promissory note in the amount of $750,000 in favor of Montgomery Equity Partners, Ltd. Pursuant to the terms of the promissory note, Montgomery Equity Partners disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 will be disbursed to the Company after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board market. The promissory note is secured by all of the assets of the Company plus shares of stock of an affiliate of the Company. It has a one-year term and accrues interest at 24% per year. Depending on future working capital needs, the Company may from time to time avail itself of a $20 million standby equity distribution agreement from Cornell Capital Partners LP secured on April 26, 2005.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Airbee Wireless, Inc. and its wholly owned subsidiaries (“Airbee” or the “Company”) Airbee Wireless (Pte.) Ltd., located in Singapore, and Airbee Wireless (India) Pvt. Ltd., located in India, for the six months ended June 30, 2005 and 2004 respectively. The condensed consolidated financial statements also include Airbee Automotive Group, Inc., formed upon the merger with Identity, Inc. on May 2, 2005 for the two months ended June 30, 2005. All significant inter-company accounts and transactions have been eliminated in consolidation. Accounts denominated in non-U.S. currencies have been re-measured using the U.S. Dollar as the functional currency.
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
Intangible Assets
Intellectual property assets represent technology and are amortized over the periods of benefit, ranging from two to sixteen years, generally on a straight-line basis.
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
In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, SFAS No. 68, (“Research and Development Arrangements”), and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, technological feasibility for the Airbee UltraLite™ was established on November 20, 2002 with completion of the detailed program design. Several working models were delivered at various points through July of 2003.
Trademarks and patents are regularly reviewed to determine whether the facts and circumstances exist to indicate that the useful life is shorter than originally estimated or the carrying amount of the assets may not be recoverable. The

Company assesses the recoverability of its trademarks and patents by comparing the projected discounted net cash flows associated with the related asset, over their remaining lives, in comparison to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.
Intangible assets pertain to the Company’s intellectual property, more specifically software code for both IEEE 802.15.4 and the ZigBee standard version 1.0 and to the customer list, non-compete agreement, trademark and goodwill arising from the acquisition of Identity, Inc. on May 2, 2005.
The software serves as the core code (i.e., one of the key building blocks) for current and future products that must comply with both of these international standards. Hence, core software based upon the global standards of IEEE and ZigBee to enable the rest of our software to function has an undefined, but not necessarily infinite, useful life. Management, with the assistance of its technical staff, has determined that this specific intellectual property should be amortized beginning with the current financial period in accordance with SFAS No. 86. The status of that intellectual property is reviewed for impairment annually or more frequently if events and circumstances indicate that the asset may be impaired. The Company believes that at this point in time, impairment is impractical because (a) the IEEE 802.15 global standard was only finalized in October 2003; (b) the ZigBee global standard was only finalized on December 14, 2004; and (c) the Company’s software written in conformity with both global standards is vital to making the rest of its software function and therefore be in compliance with these global standards.
Segment Reporting
The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of June 30, 2005, there were two operating segments: embedded wireless communications software and automotive anti-theft devices.
Revenue and Cost Recognition
The Company currently recognizes revenues from five primary sources: (1) time-based product license fees, (2) time-based license royalties, (3) product revenues for software development tools and kits, (4) software service revenues and (5) product revenues for automotive anti-theft devices.
Licensing revenues (e.g., Airbee-ZNS™, Airbee-ZMAC™, and Airbee-ZNMS™) consist of revenues from licensing under the enterprise licensing model, of Airbee platforms, which include a combination of products and services, and items such as development tools, an operating system, various protocols and interfaces and maintenance and support services, such as installation and training, which are licensed over a limited period of time, typically 12-36 months. Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, and customer training and consulting.
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
The Company expects to enter into software maintenance contracts with its customers. Maintenance fees are not a fixed dollar amount, but rather a percentage fee based upon the value of the license and/or royalties billed/received. Maintenance contracts are paid for and collected at the beginning of the contract period. If the Company provides bug fixes (under warranty obligations) free-of-charge that are necessary to maintain compliance with published specifications, it accounts for the estimated costs to provide bug fixes in accordance with SFAS No. 5 “Accounting for Contingencies.”
Revenue from products licensed to original equipment manufacturers (OEM’s) is based on the time-based licensing agreement with an OEM and recognized when the OEM ships licensed products to its customers.
Revenue from automotive anti-theft devices is recognized when a purchase order is received and the product is shipped. All sales are final with no right of return unless the product is proven to be defective. The OEM manufacturer of the product must replace, at its cost, all products found to be defective. Based upon historical data and a reasonable estimate of future returns, the Company has accrued for a loss contingency under SFAS No. 5 and SFAS No. 48.
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
Accounts Receivable
The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $12,295 at June 30, 2005. Accounts receivable are generally due within thirty (30) days and collateral is not required.
Inventory
Inventory consists principally of finished goods. Inventory is valued at cost using the first in, first out (FIFO) method.
Prepaid Financing Costs
Prepaid financing costs were incurred in connection with the note payable to Montgomery Equity Partners, Ltd. (see discussion below in Note 6) and are amortized over the life of the note payable (12 months). Amortization expense for the 2 months ended June 30, 2005 is $12,500.
Research and Development
Research and development costs are related primarily to the Company developing its intellectual property. Research and development costs were expensed as incurred prior to the Company’s demonstration of technical feasibility in November 2004. Research and development costs incurred to produce a product master have been capitalized in accordance with Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” issued by the Financial Accounting Standards Board.
Income Taxes
Income tax benefit is computed on the pretax loss based on current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and its financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three month periods ended June 30, 2005 and 2004, respectively.
Advertising
The Company’s policy is to expense the costs of advertising and marketing as incurred. The Company had no such cost for the three month periods ended June 30, 2005 and 2004 respectively.
Earnings (Loss) Per Share of Common Stock
Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at

June 30, 2005 and 2004 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred losses since inception as a result of funding its research and development, including the development of its intellectual property portfolio which is key to its core products.
The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2005	June 30, 2004
Net Loss	($1,626,592)	($407,600)

Weighted-average common shares outstanding (Basic)	45,268,362	41,073,219
Weighted-average common stock
Equivalents:
Stock options	—	—
Warrants	—	—

Weighted-average common shares outstanding (Diluted)	45,268,362	41,073,219

Fair Value of Financial Instruments
The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.
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
The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. Amortization expense for the three months ended June 30, 2005 and 2004 was $3,437, respectively.
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
Product Warranty
The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the three months ended June 30, 2005 and 2004, respectively.
Goodwill and Other Intangible Assets
In June 2001, the Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets.” This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. The Company has recorded $3,344,270 of goodwill in connection with its acquisitions. The Company performs its annual impairment test for goodwill at fiscal year-end. As of December 31, 2004, the Company has determined that all goodwill associated with the acquisition of Connexus Technologies (Pte.) Ltd. was impaired in 2002 ($127,974).
The identifiable intangible assets presented on the condensed consolidated balance sheet represent the intellectual property that was capitalized post-

technological feasibility and the customer list, non-compete agreement and trademark in connection with the acquisition of Identity, Inc. Management will continue to monitor and assess any impairment charges against those assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Beginning with the second quarter of 2005, the Company began amortizing its intellectual property costs over a sixteen year period. The amortization amount for the current quarter is calculated based upon the ending balance of intellectual property from the preceding quarter. The amount amortized for the three months ended June 30, 2005 is $2,500.
The main components of intangible assets are as follows:

	Six Months Ended June 30, 2005
	Gross Carrying	Accumulated
	Amount	Amortization
Intellectual Property	327,759	2,500
Customer lists	498,557	—
Non-compete agreement	480,000	—
Trademark	342,226	—
Goodwill	3,216,296	—

Total Goodwill and Intangible Assets	4,864,838	2,500
The Company acquired its customer list with the acquisition of Identity on May 2, 2005. The Company continually monitors this list to determine whether any impairment has occurred. In making such determination with respect to these assets, the Company evaluates the performance, on an undiscounted cash flow basis, of the intangible assets or group of assets in accordance with FASB No. 142.
Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds its fair value using the discounted cash flow method. The Company’s customer list is being amortized over a five-year period commencing July, 1, 2005.
The non-compete agreement is amortized over 2 years starting July 1, 2005. This pertains to a contractual agreement between the Company and the former owners of Identity, Inc., acquired by the Company on May 2, 2005.
Trademarks granted by the US Patent and Trademark Office have an indefinite life and are not amortized. We test annually for impairment.

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
In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs – an amendment of ARB No. 43, Chapter 4”. FASB 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FASB 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FASB 151 is effective for the Company in 2006. The Company does not expect FASB 151 to have a material impact on its results or financial statements.

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
NOTE 3- BUSINESS SEGMENT INFORMATION
The Company’s reportable operating segments include the Embedded Software Group and the Automotive Group. The Company allocates cost of revenues and direct operating expenses to these segments. Operating segment data for the period January 1, 2005 to June 30, 2005 [for the two-month period May 2, 2005 (date of acquisition) to June 30, 2005 for the Automotive Group] are as follows:

	Embedded
	Software	Automotive
	Group	Group	Total
Revenues	1,021	724,336	725,357
Cost of sales	—	566,314	566,314
Gross Profit	1,021	158,022	159,043
Compensation and professional fees	656,520	148,490	805,010
Research and development	334,502	—	334,502
Selling, general and administrative expenses	264,114	249,152	513,266
Depreciation, amortization, impairment	21,846	699	22,545
Interest (net)	(110,176)	(136)	(110,312)
Net income (loss)	(1,386,137)	(240,455)	(1,626,592)
Segment assets	5,031,400	776,861	5,808,261
Fixed assets, net of depreciation	66,636	11,519	78,155
Intangible assets	1,320,783	—	1,320,783
Goodwill	3,216,296	—	3,216,296
Intellectual property	327,759	—	327,759
There were no segment operations for the period January 1, 2004 to June 30, 2004.

NOTE 4- CONCENTRATION OF CREDIT RISK
The Company’s trade receivables are derived from sales to original equipment manufacturers, manufacturers of microprocessors, automobile dealerships and automotive parts wholesalers. The Company endeavors to keep pace with the evolving computer and communications industries, and has adopted credit policies and standards intended to accommodate industry growth and inherent risk. Management believes that credit risks are moderated by the diversity of the Company’s end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary.
NOTE 5- FIXED ASSETS
Fixed assets consist of the following at:

June 30,
2005
Computer and office equipment	91,655

Less: accumulated depreciation	(13,499)

Net book value	78,156

Depreciation expense for the three months ended June 30, 2005 and 2004 was $7,545 and $925, respectively.
NOTE 6- NOTES PAYABLE
The Company entered into a note payable, principal amount of $50,000 payable August 31, 2005. The Company entered into this note in connection with the 2002 acquisition of Connexus Technologies (Pte.) Ltd. The note was non-interest bearing if it was paid prior to August 31, 2003 and if the note was paid between September 1, 2003 and August 31, 2004 the total payment due was $100,000. If the note is paid between September 1, 2004 through August 31, 2005, total payment due is $150,000. The Company, at June 30, 2005 has reflected the value of the note payable, which includes interest at $100,000. The accrued interest is included in accounts payable and accrued expenses.
On April 26, 2005, the Company executed a promissory note for $750,000 to Montgomery Equity Partners, Ltd. Pursuant to the terms of the promissory note, Montgomery Equity Partners disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 will be disbursed to the Company after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board. The promissory note is secured by substantially all of the assets of the Company and shares of stock of an affiliate of the Company. The promissory note has a one-year term and accrues interest at 24% per year. Interest expense for the three months ended June 30, 2005 was $30,000.
NOTE 7- PROMISSORY NOTES – RELATED PARTY
The Company entered into promissory notes with some of its officers who have amounts outstanding with the Company. These amounts accrue interest at varying rates between 6.0% and 12.0% annually. As of June 30, 2005, the Company has $1,246,043 outstanding under these notes, including $205,647 in accrued interest. The notes are due on September 30, 2005 and are therefore reflected as current liabilities on the condensed consolidated balance sheets. The notes relate to services rendered to the Company.
NOTE 8- PROVISION FOR INCOME TAXES
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
At June 30, 2005, deferred tax assets consist of the following:

Deferred tax asset	1,554,335
Less: valuation allowance	(1,554,335)

—

At June 30, 2005, the Company had deficits accumulated during the development stage in the approximate amount of $4,440,958, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.
NOTE 9- STOCKHOLDERS’EQUITY
The Company has 200,000,000 shares of common stock authorized at June 30, 2005. The par value at June 30, 2005 is $0.00004.
At June 30, 2005, the Company has 53,070,132 common shares issued and outstanding.
The following stock transactions occurred in 2005:

Effective January 1, 2005, the Company issued options to purchase 150,000 shares of common stock to Mal Gurian, in conjunction with his appointment to the board of directors. The options vest over one year in equal quarterly installments. The options are exercisable at $0.22 per share for a period of five years from the date of issuance.
On January 13, 2005, the Company issued 400,000 shares of common stock to an organization in return for business and financial consulting services, which included assisting us with strategic planning, marketing and financial positioning strategies. The shares were issued for services valued at $120,000 at the time of issuance.
On February 10, 2005, the Company issued to an organization 375,000 shares of common stock for services valued at $138,750 at the time of issuance. The shares were issued to the organization in return for providing investor relations and public relations services.
In March 2005, the Company issued 982,143 restricted shares of common stock to five accredited investors for $350,000. In addition, the Company issued 125,000 warrants to these investors at a strike price of $0.48 per share and 71,429 warrants at $0.36.
Effective March 1, 2005, the Company issued options to purchase 1,000,000 shares of common stock to an employee in conjunction with his employment agreement with the Company. The options are exercisable at $0.38 per share for a period of five years from the date of issuance.
In April, 2005 an organization received 592,000 shares of common stock and warrants to purchase another 200,000 shares of common stock exercisable at $1.27 per share as a one-time commitment under the Standby Equity Distribution Agreement for issuance costs valued at $740,000.
In April, 2005, the Company issued to an organization 8,000 shares of common stock as a placement agent fee under a placement agent agreement relating to the Standby Equity Distribution Agreement for services valued at $10,000.
On May 2, 2005, the Company entered into an agreement and plan of merger by and among Identity, Inc., a Delaware corporation and Daniel R. Nelson, Airbee and Airbee Automotive Group, Inc., a wholly-owned subsidiary of Airbee, whereby the Company’s wholly-owned subsidiary merged with and into Identity, Inc. Pursuant to the Merger Agreement, the surviving entity became a wholly-owned subsidiary. The Company issued 7,692,808 shares of restricted common stock to Daniel R. Nelson, the sole shareholder of Identity, Inc. The shares issued to Mr. Nelson are valued at $5,000,000, which is based upon the 30-day average closing price of our common stock through April 25, 2005.

On May 9, 2005, the Company issued 2,854 shares and on June 1, 2005, the Company issued 2,643 shares to Adorno & Yoss LLP for legal services rendered which had a total cash value of $3,078.
On May 16, 2005, the Company issued an option to purchase 1,500,000 shares to V. V. Sundaram, an executive officer of the Company exercisable at $0.82 per share and in conjunction with his employment agreement with the Company. The option is exercisable until May 16, 2010.
On June 1, 2005, the Company issued 1,750,000 restricted shares to Satya Akula, a former director of the Company, for the exercise of two warrants for cash of $12,000.
On June 20, 2005, the Company issued 26,667 shares and 5,333 warrants exercisable for a three-year period at $0.82 per share in a private placement for $10,000 cash.
Throughout the quarter ended June 30, 2005, the Company issued 250,000 shares to various organizations providing services valued at $197,725 at the time of issuance.
The Company issued 21,104 shares to one of its employees as compensation valued at $13,000 at the time of issuance.
NOTE 10- COMMITMENTS AND CONTINGENCIES
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
     Intellectual Property Licensing Agreements
     Pursuant to the merger between Airbee Automotive Group, Inc. and Identity, Inc. on May 2, 2005, the Company assumed Identity’s contractual obligation to pay a time-based royalty to a third party for the use of intellectual property embedded within the Identity® automotive anti-theft device.

     Lease Agreements
     A subsidiary, Airbee Wireless (India) Pvt. Ltd., has entered into a three-year lease agreement for office space in Chennai, India. Monthly rent in the US Dollar equivalent is $1,505. The lease runs from April, 2004 to March, 2007.
     Pursuant to the merger between Airbee Automotive Group, Inc. and Identity, Inc. on May 2, 2005, the Company has closed the Identity, Inc. office in Rancho Cordova, California and relocated it to Scottsdale, Arizona. Airbee Automotive Group, Inc. has a month-to-month lease commitment of $700.
NOTE 11- GOING CONCERN
As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2004 and 2003 and for the six month period ended June 30, 2005. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.
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
NOTE 12- ACQUISITION
     On May 2, 2005, the Company entered into an agreement and plan of merger by and among Identity, Inc., a Delaware corporation and Daniel R. Nelson, Airbee and Airbee Automotive Group, Inc., a wholly-owned subsidiary of Airbee, whereby the Company’s wholly-owned subsidiary merged with and into Identity, Inc. Pursuant to the Merger Agreement, the surviving entity became a wholly-owned subsidiary. The Company issued 7,692,808 shares of restricted common stock to Daniel R. Nelson, the sole shareholder of Identity, Inc.
     Identity had a net book value of $462,921 resulting in $3,216,296 in goodwill. Business reasons for acquiring Identity include that it has proven itself to be successful with auto dealers as a value-added after-market sales product which can easily showcase Airbee’s short-range wireless technology; consumers regularly benefit from a reduction in their insurance premiums because of anti-theft devices like the Identity® product. Airbee Automotive Group will deploy Airbee’s ZigBee-ready wireless software into its existing product line; Airbee will be able to assist automotive dealers in tracking their inventory with Airbee’s network management software (Airbee-ZNMS™); and there should be increasing consumer awareness of retail products with Airbee’s wireless software technology embedded inside.
     There are contingent payments in the form of time-based royalties tied to product sales that are to be paid to a patent holder for licensing its technology that is embedded inside Airbee Automotive Group’s principal automotive anti-theft device.
     The book value of $462,921 of Identity, Inc. at the time of acquisition consisted of:

Current assets	741,225
Fixed assets	12,219
Accounts payable and other accrued expenses	(290,523)

Total	462,921

NOTE 13- RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company had amended its previously issued consolidated financial statements for the year ended December 31, 2003 and the period August 9, 2002 (inception) through December 31, 2002 on its report dated May 20, 2004. The Company had amended these consolidated financial statements to recognize an additional $381,513 and $48,168 in compensation and interest expense for the year ended December 31, 2003 and the period August 9, 2002 (inception) through December 31, 2002. In addition, certain issuances of common stock have been restated due to valuation adjustments, the recording of unearned compensation due to the issuance of options below the fair market value (including amortization of unearned compensation of $13,748 in 2003 and 2002, respectively) and 2002 common share information has been restated to retroactively account for the stock split that occurred in September 2003. These transactions resulted in an increase in net loss applicable to common shares of $380,554 and $32,189 for the year ended December 31, 2003 and the period August 9, 2002 (inception) through December 31, 2002 to a net loss of $1,360,577 and $317,046 as restated, and an increase in the deficits accumulated during the development stage to $1,677,623 and $317,046, respectively. The December 31, 2004 financial statements have been restated for the amortization of unearned compensation for the year ended December 31, 2004 by $13,748 and this has increased the loss for the year then ended to $1,136,743 as restated, and the accumulated deficit during the development stage to $2,814,366.
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

Forward Looking Statements
     This Form 10-QSB, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses including the potential growth of advanced technologies and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
Strategy
     Our goals are to be (a) a preeminent provider of intelligent software for short range wireless communications embedded into silicon chips and platform solutions, and (b) a leading provider of wireless applications to the automotive sector.
     As part of our overall embedded software strategy to compete in each target market segment, we focus our core competencies in the design and engineering of intelligent wireless communications software that is platform agnostic, ultra-low in energy consumption and complete portability across all controllers, radios, and operating system platforms. Our software is licensed to various global manufacturers of radio chips, radio frequency modules, and microprocessors used in an increasing number of wireless communications applications and devices. We believe with Airbee’s software embedded inside, and our advanced network management tools, our intelligent software will make other products perform better.
     By combining technology ingredients (i.e., Airbee’s embedded software and the hardware components of silicon, radio controllers and original equipment manufacturers) to work together in a platform, we believe we create a broader end-user solution than if our embedded software was platform specific.
     Our two business divisions operate in highly innovative environments characterized by a continuing and rapid introduction of new products that offer improved performance at lower prices. With the trend toward convergence in wireless communications products, our software and niche automotive product offerings will likely cross over multiple categories, offering us new opportunities, but may also result in more businesses that compete with us. Competition tends to increase pricing pressure on our products, which may mean that we must offer our products at lower prices than we had anticipated, resulting in lower profits.

     During the second quarter of 2005, we established the Airbee Automotive Group which merged with Identity, Inc., a distributor of wireless automotive anti-theft devices to America’s more than 22,000 new car dealerships. Using advanced short-range wireless technology, Identity’s products provide total immobilization of a vehicle’s ignition system to prevent theft. Identity’s current nationwide customer base includes dealerships for General Motors, Ford, Chrysler, Dodge, Saturn, Toyota, Lexus, Nissan, Infiniti, Honda, Acura, Suzuki, Mazda, Mitsubishi, Hyundai, and Kia. Following the merger, we reorganized our business units to bring all major product groups in line with our strategy to design, engineer and deliver complete embedded software solutions for short range wireless communications and provide wireless product applications to the automotive sector. (See “Note 3 Business Segment Information” in the Notes to Consolidated Condensed Financial Statements). The discussion below and the results of operations for our two business units in this MD&A are presented under the new organizational structure, and all prior period amounts have been restated to conform to the new presentation.
     Companies tend to compete in the same or similar innovative arenas, especially in new products such as ZigBee based software. By investing in underserved areas, such as automotive anti-theft devices and asset tracking and management, we believe that it is possible to yield a greater return on innovation investment. Building innovation topographies can, we believe, reveal technical and marketing patterns in our industry that show where Airbee can differentiate itself from the competition. In this case, it means various automotive applications and asset management that rely upon our core expertise—embedded communications software and the network tools to manage the products into which that software is embedded.
     Our business model is designed to get Airbee’s embedded software inside an application (i.e., automotive anti-theft devices and asset management devices inside networks) that we can manage and use as a platform for other Airbee product sales, such as asset tracking and management with our Airbee ZNMS™ (ZigBee Network Management System). Tech-centric innovation only generates feature-ridden products that can frustrate users. We believe that user-centric innovation generates products that users will readily buy, such as automotive anti-theft devices sold by auto dealers and asset tracking for auto dealers, financial institutions that provide floor planning and insurance companies that want to securely manage multi-million dollar inventories.
     By partnering with Texas Instruments, Radiocrafts, GMAC, Tricor Automotive Group and thousands of multi-store automobile dealerships, we can extend our embedded communications software and anti-theft device markets and our core brands (i.e., Airbee™ and Identity®). Partnerships such as these extend our sales and distribution networks nationally and globally.
     Embedded Wireless Communications Software Group
     For the Embedded Wireless Communications Software Group business unit, our strategy is to design, engineer and deliver short-range wireless communications software for voice and data for end-to-end solutions for various business segments (i.e., our software products are embedded into the products of other manufacturers).

     Airbee promotes its embedded software for short range voice and data wireless communications as a “best in class” platform-independent ZigBee network software stack with key competitive differentiators such as complete portability across all controllers, radios, and operating system platforms.
     In terms of penetrating multiple market segments, we focus on silicon manufacturers, specifically controller manufacturers. This is a two-step approach: (a) become an approved third-party vendor and achieve recognition in the manufacturer’s documentation, website and with its sales force (including distributors such as Texas Instruments and Radiocrafts); and (b) the overriding objective is to be embedded directly into the controller by the manufacturer and shipped directly with each controller. Furthermore, we pursue opportunities directly with original equipment manufacturers in automotive products, industrial control/automation, and homeland security applications.
     Automotive Group
     For the Automotive Group business unit, our strategy is to design and market wireless applications, more specifically automotive immobilization and anti-theft devices that are sold to auto dealerships in the US and Canada. Using advanced short-range wireless technology, Identity’s products provide total immobilization of a vehicle’s ignition system to prevent theft. We pursue opportunities directly with multi-store dealerships, through agents and via channel distribution partnerships with the auto manufacturers. Strategically, the Automotive Group’s wireless products will benefit from Airbee’s ZigBee-ready intelligent software and other wireless communications software, and, by year-end, we plan to roll out asset tracking and management products for auto dealerships, the financial institutions that provide inventory finance to dealerships, and for the insurance companies that insure the multi-million dollar inventory of vehicles on dealer lots.
Critical Accounting Estimates
     Methods, estimates and judgments used in applying our accounting policies may have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations.” Some of our accounting policies require us to make subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of our intellectual property, which primarily impacts the carrying cost of our intellectual property on the balance sheet, and the valuation of goodwill of acquired companies, which impacts the carrying cost of a business unit and our shareholders’ equity. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies we consider key accounting policies, such as for revenue recognition, including the recognition of revenue on time limit license fees; however, these policies do not require us to make estimates or judgments that are difficult or subjective.
     Inventory. The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally six months or less. The estimates of future demand that we use in the valuation of inventory are the basis for our published revenue forecasts, which are also consistent with our short-term OEM manufacturing plans. If our demand forecast for specific products is greater than actual demand and we fail to reduce OEM manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin.
     Long-Lived Assets. We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to our estimate of the related total future net cash flows. If an asset grouping’s carrying value is not recoverable through the related cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis.
     When it is determined that the useful lives of assets are different (i.e., shorter or longer) than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we adjust the rate of depreciation charges accordingly.
Results of Operations
     Overview
     Our second quarter 2005 results provided a platform where by the Company emerged from being a development stage company to a company with operating revenues. We had an operating loss and net loss compared to a year ago. We saw revenue growth attributed to the sale of wireless automotive anti-theft devices. During the quarter we announced a merger between the Airbee Automotive Group, Inc. and Identity, Inc. (“Identity”), a provider of wireless automotive anti-theft devices to car dealers across the US. As a result, we realigned our business groups across our major platform initiatives: embedded wireless communications software and wireless automotive devices. The discussion of our financial results below is consistent with these new business groups. From a product perspective, we are less dependant upon the licensing of wireless software embedded in the products of other companies and are instead largely dependent on the sales of our wireless anti-theft devices for automobiles. During this quarter these products accounted for 100% of our consolidated net revenue.
     We believe we can continue to grow both annual revenue and gross margin dollars, with higher unit sales of wireless anti-theft devices and network management systems to track and manage assets, such as cars. We believe the continued growth in our two business segments is dependent on two significant trends: further penetration of new car dealerships which buy our vehicle anti-theft devices to secure their multi-million dollar inventories, and the market adoption of ZigBee standard software for our embedded software and the devices which facilitate short-range low-energy wireless voice and data communications. As we start the second half of 2005, we intend to continue positioning Airbee to successfully meet emerging trends in wireless automotive products, asset tracking and management, and embedded communications software.
Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
     The following table sets forth certain consolidated statements of operations data as a percentage of net revenue for the periods indicated:

	Six Months	Six Months
	Ended June	ended June 30,
	30, 2005	2004
Net revenue	100.0%	0%

Cost of sales	78.1%	0%

Gross margin	21.9%	0%
Research and development	46.1%	NM	%
Marketing, general and administrative	62.2%	NM	%

Operating income	(209.0)%	NM	%

NM = Not Meaningful
     Our net revenue for the six months ended June 30, 2005 was $725,357, an increase of 100% compared to the six months ended June 30, 2004. This increase was due to revenue generated by the Automotive Group following the merger with Identity in May 2005. During the six months ended June 30, 2005, the Embedded Software Group signed a license with Radiocrafts. That license may generate revenue during the second half of 2005. Revenues associated with the license are contingent upon sales of Radiocrafts’ standard RF modules for operation in the license-free ISM bands at 315 / 433 / 429 / 868 / 915 / 2450 MHz.
     Our overall gross margin dollars were $156,043 in the six months ended June 30, 2005, an increase of 100% compared to Q2 2004 and entirely attributed to the Automotive Group. The following table sets forth certain operations data and provides information for our business segments for the six months ended June 30, 2005:

	Embedded
	Software	Automotive
	Group	Group	Total
Revenues	$1,021	$724,336	$725,357
Cost of sales	—	566,314	566,314
Gross Profit	1,021	158,022	159,043
Compensation and professional fees	656,520	148,490	805,010
Research and development	334,502	—	334,502
Selling, general and administrative expenses	264,114	249,152	513,266
Depreciation, amortization, impairment	21,846	699	22,545
Interest (net)	(110,176)	(136)	(110,312)
Net income (loss)	(1,386,137)	(240,455)	(1,626,592)
Segment assets	5,031,400	776,861	5,808,261
Fixed assets, net of depreciation	66,636	11,519	78,155
Intangible assets	1,320,783	—	1,320,783
Goodwill	3,216,296	—	3,216,296
Intellectual property	327,759	—	327,759
     There were no segment operations for the period January 1, 2004 to June 30, 2004.
     During the six months ended June 30, 2005, the Automotive Group began implementation of its referral and distribution agreement with GMAC Risk Services. This included the training of GMAC sales personnel and the installation of GM dealerships with the Identity® vehicle immobilization and anti-theft device. Further product training and rollouts in conjunction with GMAC are scheduled for the second half of 2005. We also entered into an installation and supply agreement with Tricor Automotive Group in Canada that covers installation over 12 months of its consortium of 60 dealerships across Canada. Multi-store installations for Avondale Automall and Cochrane Automotive were also completed during the three months ended June 30, 2005. The Automotive Group generates a front-end installation fee from dealerships entering the Identity® program plus a recurring revenue stream from reordered units when dealerships sell the anti-theft device to consumers. The results for the Automotive Group only represent two months.
     Operating expenses for the six months ending June 30, 2005 were $1,675,323 as compared to $391,677 for the six months ending June 30, 2004, an increase 328% or $1,283,646.

The increase, as further explained below, is principally due to increases in compensation and professional fees, research and development and selling and administrative expenses. Operating expenses increased due to the Company (1) developing and implementing its business plan and its reporting obligations with the SEC; and (2) the acquisition of Identity, Inc.
     Our overall increase in absolute dollars of compensation and professional expenses in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was $410,763. The increase was primarily due to increased professional services costs of $107,000 of legal fees related to our financing from Montgomery Equity Partners Ltd., Cornell Capital Partners LP and the cost of SEC reporting. Salaries rose $230,578 due to the consolidation of the Automotive Group ($148,490) and the addition of sales and programming personnel in the Embedded Software Group ($82,000). We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we invest in staff and infrastructure in the areas of information systems and sales and marketing.
     Our overall selling and marketing expenses consist primarily of salaries for the Embedded Software Group and the Automotive Group, and other marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs. Expenses, particularly certain marketing and compensation-related expenses, may vary going forward, depending in part on the level of revenue and profits.
     The increase in absolute dollars of research and development for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was $80,885. This increase was primarily due to increases in overall expenditures in research and development programs to ensure that our products continue to meet our customer demands. We expect that research and development expenses in absolute dollars will increase by 33% in the short-term due to product development for network management systems and two wireless automotive products.
     Interest expense for the six months ended June 30, 2005 increased $110,040 because of the $750,000 loan received from Montgomery Equity Partners and in Notes Payable to Related Parties.
Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
     Revenues for the three months ending June 30, 2005 were $725,357 as compared to $0 for the three months ending June 30, 2004. This increase was due to the acquisition of Identity during the three months ending June 30, 2005 and the revenues from Identity’s operations.
     Operating expenses for the three months ending June 30, 2005 were $1,155,053 as compared to $232,316 for the three months ending June 30, 2004, an increase of 397% or $922,737. The increase, as explained above, is principally due to increases in compensation and professional fees, research and development and selling and administrative expenses.
     Compensation and professional fees increased by $410,763 or 272% to $562,021 for the three months ending June 30, 2005 from 151,258 for the three months ending June 30, 2004. This increase was primarily due (a) to a $78,616 increase in costs associated with SEC reporting

(b) $10,000 in financial advisory services fees and (c) a $238,578 increase in compensation associated with the Company’s implementation of its business plan and acquisition of Identity. Management expects SEC reporting costs to decrease significantly in the future.
     Research and development expenses for the three months ending June 30, 2005 increased by $80,858 or 194% to $122,432 as compared to $41,574 for the three months ending June 30, 2004. This increase was primarily due to product enhancements and product development. While a majority of the Company’s products are marketable, the Company continues to focus research and development on product extensions and incorporation into potential vendor platforms. Over the next 12 months, research and development expenses are expected to remain consistent with the three months ending June 30, 2005.
     Selling, general and administrative expenses increased for the three months ending June 30, 2005 by $412,578 or 1,070% to $451,137 as compared to $38,559 for the three months ending June 30, 2004. The increase was primarily due the acquisition of Identity as explained above. In addition, the Company’s commencement of Embedded Software sales initiatives, including direct customer calling and participation in industry trade shows in the US and abroad to market its products has increased. As the Company attempts to grow and develop its business, the Company expects selling, general and administrative expenses to increase.
     Depreciation and amortization expense increased for the three months ending June 30, 2005 by $18,538 or 2,004% to $19,463 as compared to $925 for the three months ending June 30, 2004. The increase was due to the purchase of equipment for the Company’s development center in Chennai, India. The Company expects to begin amortizing its intellectual property during the second quarter of 2005 now that license agreements associated with its intellectual property have been and will continue to be executed with third parties thereby establishing the commercial value of the intellectual property.
Plan of Operations
Business Outlook
     As we look to the rest of 2005, we are planning on continued revenue growth, primarily from the Automotive Group which will see the number of auto dealership customers increase through direct marketing and the expansion of our provider partner agreement with GMAC. We expect the third quarter will be stronger than the fourth quarter, in line with historical seasonal sales patterns of the automotive sector generally. At the same time, we will continue to invest in enhancing our automotive anti-theft devices and in broadening our network of agents in North America.
     Our financial results are substantially dependent on sales of wireless automotive anti-theft devices due to the slower than anticipated adoption rate of ZigBee-based products which will contain embedded software such as ours. We believe that the Automotive Group will generate about 96% of consolidated revenues for fiscal 2005. We believe that our dealership customer base in North America installing and selling the Identity® anti-theft device will expand by 20-35% during the current fiscal year because of (a) our marketing focus on mult-store dealerships and (b) our distribution agreement with GMAC Risk Services that is intended to accelerate market penetration into GM’s 14,844 franchisees. Our agency agreement signed this quarter with Tricor Automotive Group of Canada will generate an estimated $1.3 million to $1.4 million during the first year of the agreement with an estimated recurring annual revenue stream thereafter of about $1.8 million to $2.2 million. Our emphasis is currently on increasing the recurring revenue stream from our present dealership base and adding new agents to our network so as to expand the number of dealerships.
     Market adoption of the ZigBee standard for short-range data and voice communications software and products remains cautious. Nevertheless, we believe that a more accelerated adoption rate will begin to emerge during 2006 and that our Embedded Software Group will be a primary vendor to microprocessor manufacturers of both embedded communications software for mesh networks and the software to manage those networks. While software licenses have been signed with various parties, the revenue stream from those licenses is contingent upon the sale of our customers’ products to their customers. We expect the Embedded Software Group to continue to generate an operating deficit for the balance of 2005 roughly in line with the first six months of 2005.
     For the second half of 2005, we expect revenue to be between $2.0 million and $3.0 million and reflect seasonal sales patterns in the automobile dealerships. Embedded Software Group revenue is expected to be less than $500,000.
     We expect depreciation expense to be approximately $14,000 for the second half of 2005 and $26,000 for the full year 2005.
     Research and development spending is expected to be approximately $430,000 in the second half of 2005, as we enhance our embedded software for wireless applications and further the development of two more wireless products for the Automotive Group.
     Spending on research and development, plus marketing, general and administrative expenses in the second half of 2005 is expected to be approximately $1.2 million, slightly lower than the first half primarily due to a reduction in legal fees associated with SEC reporting and lower financial advisory fees. Expenses, particularly certain marketing and compensation-related expenses, may vary from this expectation, depending in part on the level of staffing in both the Automotive Group and the Embedded Software Group as we increase our sales teams.
     We operate internationally, with sales, marketing and research and development activities. We are, therefore, subject to risks and factors associated with doing business outside the U.S. International operations involve inherent risks that include currency controls and fluctuations, tariff and import regulations, and regulatory requirements that may limit our or our customers’ ability to manufacture, assemble and test, design, develop or sell products in particular countries. If terrorist activity, armed conflict, civil or military unrest, or political instability occurs in the U.S., or other locations, such events may disrupt our customers’ manufacturing, assembly and test, logistics, security and communications, and could also result in reduced demand for our products. Business continuity could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. In addition, we may rely on a single or limited number of suppliers, or upon suppliers in a single country. On an international basis, we regularly review our key infrastructure, systems, services and suppliers, both internally and externally, to seek to identify potentially significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to mitigate the risks and their potential impact. There can, however, be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.
Liquidity and Capital Resources
     Since inception we have principally funded our operations from private placements of securities and management and shareholder loans and contributions. As of June 30, 2005 and 2004, the Company has $1,246,043 and $625,148 outstanding under related party notes, including $205,647 and $24,269 in accrued interest. During the six months ended June 30, 2005, we issued common stock for cash amounting to $503,559. We issued common stock for compensation amounting to $13,000. We also issued stock for services with a value of $296,053 and we issued stock for financial services underwriting fees totaling $740,000. Proceeds from the sale of common stock and the payment for services with common stock have been used to pay down current payables. Although it is difficult to predict future liquidity requirements with certainty, we expect our cash requirements for working capital, product development and capital expenditures will be financed from our cash, cash equivalents and supplemented by approximately $21,000,000 of debt and equity financing from Montgomery Equity Partners LP and Cornell Capital Partners LP (see below). Most of the funding will be allocated principally for sales and marketing. It is not anticipated that any lack of funding will impact upon the license and development agreements since the software development has been completed for three of our products.
     We have incurred an accumulated deficit at June 30, 2005 of approximately $4,440,958. The Company has negative working capital at June 30, 2005 of $2,149,541. Management believes the acquisition of Identity. and its wireless automotive anti-theft devices will provide an ongoing source of revenues; however, it will be insufficient to cover all operating costs which raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable. We believe the potential funding under the Standby Equity Distribution Agreement discussed below will cover our operating costs until we become profitable.
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
     Our principal sources of liquidity have been private placements of our securities, loans from management and shareholders, and a note payable from Montgomery Equity Partners. Management believes that the acquisition of Identity, Inc. on May 2, 2005 will provide surplus operating cash flow over the ensuing 12 months from our Airbee Automotive Group operations, but there will continue to be an operating cash flow deficit from the Embedded Software Group in the near and medium term.
     Cash at June 30, 2005 and December 31, 2004, respectively, was $58,250 and $87,362. At June 30, 2005 we had total stockholders’ equity of $2,753,434 compared to December 31, 2004, when we had total stockholders’ deficit of $1,281,466.
     Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. We anticipate that our operating and capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on (a) the level of our future sales which depend, to a large extent, on general economic conditions affecting us and our customers, as well as the timing of our products’ sales cycles, especially for the newly introduced ZigBee global standard, and other competitive factors and (b) our ability to control expenses.
     With regard to our current liabilities at June 30, 2005, $1,040,396 is payable to related party note holders and employees who have deferred repayment as well as interest. Trade payables and accrued expenses at June 30, 2005 of approximately $1,173,504 are outstanding and will be paid as they come due or as payment may be extended by agreement of the parties. Of this aggregate amount, $967,627 is attributable to the Embedded Software Group and $205,877 is attributable to the Automotive Group.
     The Automotive Group will continue to be our primary source of revenues and is essentially self-sustaining. To continue to fund rapid growth, surplus cash flow will continue to be reinvested in operations. However, we shall be dependent upon financing to accelerate our marketing activities and continue product enhancement, especially for the Embedded Software

Group. We anticipate monthly consolidated expenses of approximately $212,000 over the next several months. Based on our historical ability to obtain funding (including but not limited to the Montgomery Equity Partners Loan Note dated April 26, 2005 and the Cornell Capital partners Standby Equity Distribution Agreement dated April 26, 2005), we believe that sufficient funds will be available until adequate revenues are generated to cover operating expenses as cash flow allows. There are no known trends that are likely to have a material impact on liquidity.
Key Operating Metrics
     With anticipated revenues commencing during the second quarter, our senior management will regularly review key financial information including net revenues, operating income or loss, earnings or loss per share, changes in deferred revenue, cash flow from operations and free cash. We define free cash as the sum of cash and cash equivalents, short and long-term investments and restricted investments less long-term debt. This information will allow us to monitor the profitability of our business and evaluate the effectiveness of investments that we have made in the areas of customer support, product development, and marketing and site operations. We believe that an understanding of key financial information and how it changes over time will be important to investors, analysts and other parties analyzing our business results and future market opportunities.
Additional Risks
     Our future results of operations and the other forward-looking statements contained in this filing, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses and the tax rate. In addition to the various important factors discussed above, a number of other factors could cause actual results to differ materially from our expectations. Demand for our products, which impacts our revenue and gross margin percentage, is affected by business and economic conditions, as well as communications industry trends, and the development and timing of introduction of compelling software applications and operating systems that take advantage of the features of our products. Demand for our products is also affected by changes in customer order patterns, such as changes in the levels of inventory maintained by our customers and the timing of customer purchases. Airbee operates in highly competitive industries (i.e., embedded communications software and automotive anti-theft devices), and our revenue and gross profits could be affected by factors such as competing software technologies and standards, pricing pressures, actions taken by our competitors and other competitive factors, as well as market acceptance of our new ZigBee-ready products in specific market segments, the availability of sufficient automotive anti-theft inventory to meet demand. Future revenue is also dependent on continuing technological advancement, including the timing of new product introductions, sustaining and growing new businesses, and integrating and operating any acquired businesses. Results could also be affected by adverse effects associated with product defects and deviations from published specifications, and by litigation or regulatory matters involving intellectual property or other issues.

     We are continuing to assemble the personnel and financial resources required to achieve the objectives of our business plan. Future revenue, costs and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.
Item 3. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were not effective, for the reasons described below (relating to the previously-identified material weakness in internal control over financial reporting).
     In connection with the evaluation described above, the Company identified no significant changes in its internal control over financial reporting that occurred during the period ended June 30, 2005 that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting, except that (i) the Company has taken the steps described below in connection with the material weakness in internal control over financial reporting that existed as of December 31, 2004 and March 31, 2005;, and (ii) as of March 31, 2005 the Company has implemented internal procedures and assigned personnel with the duty to timely identify and disclose reportable events with the SEC.
     As previously discussed in the Company’s Form 10-KSB (as amended) for the year ended December 31, 2004, the Company has also described the restatement of its consolidated financial statements contained in this Form 10-QSB in Note 13 to the Consolidated Financial Statements included in Part I, Item 1. Remedial measures relating to its accounting controls and procedures that were recommended or identified in the course of the restatement process are summarized below. Also, as previously disclosed, the Company failed to timely file a current report on Form 8-K for the appointment of a director that was effective on January 1, 2005. As discussed above, measures were taken at March 31, 2005 to ensure that the Company timely files its periodic and current reports.
     In compiling its financial results for (i) the fiscal years ended December 31, 2004 and 2003; and (ii) the period ended March 31, 2005, management identified a material weakness in the Company’s internal control over financial reporting relating to analysis practices and procedures employed by the Company in its financial reporting process. These issues have arisen as the Company modifies is financial reporting process to comply with accounting standards for public companies required under GAAP. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes internal control from reducing to an appropriate low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.
     Specifically, the material weakness relates to: (i) compensation and interest expense for the year ended December 31, 2003 and the period August 9, 2002 (inception) through December 31, 2002; (ii) restatement of common stock issuances due to valuation adjustments for common stock issuances, and the recording of unearned compensation due to the issuance of options below the fair market value for the year ended December 31, 2003 and the period August 9, 2002 (inception) through December 31, 2002; (iii) retroactive accounting for the stock split that occurred in September 2003 for the year ended December 31, 2004; (iv) the amortization of unearned compensation for the year ended December 31, 2004; (v) and the amortization of unearned compensation and the reclassification of various selling, general and administrative expenses, and compensation to research and development expenses for the three month period ended March 31, 2005. These deficiencies in the Company’s internal control over financial reporting resulted in misstatements to prior annual and interim financial statements and, accordingly, certain prior annual and interim financial statements were restated to reflect the correction of accounting errors as more fully described in Note 13 to the Company’s Consolidated Financial Statements, included in Part 1, Item 1. Also, as described above, the Company failed to timely file a current report on Form 8-K for the appointment of a director that was effective on January 1, 2005.
     The Company has identified and has implemented action plans to remediate the material weakness described above. Specifically, the Company has developed and implemented new accounting analysis procedures to ensure that all transactions are being analyzed in accordance with SEC public reporting standards and analyses are being independently reviewed. In addition, the Company has hired a certified public accountant to serve as financial controller. The new employee’s responsibilities will include the facilitation and implementation of the action plan.
     While the Company has implemented remediation plans, the aforementioned material weakness will not be considered remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. The Company expects to complete its analysis by the end of the fiscal year ended December 31, 2005.
     Changes in Internal Controls
     Except as provided above, no change in the Company’s internal control over financial reporting occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings.
     The Company is currently not party to any material legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following stock transactions occurred in 2005:
     Effective January 1, 2005, the Company issued options to purchase 150,000 shares of common stock to Mal Gurian, in conjunction with his appointment to the board of directors. The options vest over one year in equal quarterly installments. The options are exercisable at $0.22 per share for a period of five years from the date of issuance. The options are issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain a legend restricting their transferability absent registration or applicable exemption. Mr. Gurian had access to current information concerning the Company at the time of his appointment to the board of directors and issuance of the options.
     On January 13, 2005, the Company issued 400,000 shares of common stock to Jeffrey Galpern in return for business and financial consulting services, which included assisting us with strategic planning, marketing and financial positioning strategies. The shares of common stock the Company issued had a total cash value of $120,000 at the time of issuance. The shares are issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain a legend restricting their transferability absent registration or applicable exemption. The consultant had access to current information concerning the Company at the time of the share issuance and had the ability to ask questions about the Company at the time of the share issuance.
     On February 10, 2005, the Company issued Crescent Fund, LLC, 375,000 shares of common stock, which had a total cash value of $138,750 at the time of issuance. The shares were issued to Crescent Fund, LLC in return for providing investor relations and public relations services. The shares are issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain a legend restricting their transferability absent registration or applicable exemption. The service provider had access to current information concerning the Company at the time of the share issuance and had the ability to ask questions about the Company at the time of the share issuance.
     In March 2005, the Company issued 982,143 restricted shares of common stock to five accredited investors for $350,000. In addition, the Company issued 125,000 warrants to these investors at a strike price of $0.48 per share and 71,429 warrants at $0.36. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain a legend restricting their transferability absent registration or applicable exemption. The investors received current information about the Company at the time of their investment. The investors also had the opportunity to ask questions about the Company at the time of their investment.
     Effective March 1, 2005, the Company issued options to purchase 1,000,000 shares of common stock to David McCartney, in conjunction with his employment agreement with the

Company. The options are exercisable at $0.38 per share for a period of five years from the date of issuance. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain a legend restricting their transferability absent registration or applicable exemption. The employee had access to current information concerning the Company at the time of the option issuance and had the ability to ask questions about the Company at the time of the option issuance.
     On April 26, 2005, the Company executed a promissory note in the amount of $750,000 in favor of Montgomery Equity Partners, Ltd. Pursuant to the terms of the promissory note, Montgomery Equity Partners disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 will be disbursed to after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board Market. The promissory note is secured by shares of stock of a Company affiliate, Mr. Sundaresan Raja. The promissory note has a one-year term and accrues interest at 24% per year. The promissory note matures within a year from the date of execution. The promissory note was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The promissory note contains a legend restricting its transferability absent registration or applicable exemption. The investor had access to current information concerning the Company at the time of its investment and had the opportunity to ask questions about the Company at the time of its investment. The investor was also deemed to be an accredited investor.
     In April, 2005 Cornell Capital Partners, LP received 592,000 shares of common stock and warrants to purchase another 200,000 shares of common stock exercisable at $1.27 per share as a one-time commitment under the Standby Equity Distribution Agreement. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain a legend restricting their transferability absent registration or applicable exemption. Cornell Capital Partners had access to current information concerning the Company at the time of the execution of the Standby Equity Distribution Agreement and had the opportunity to ask questions about the Company at the time of the time of the execution of the Standby Equity Distribution Agreement. Cornell Capital Partners was deemed to be an accredited investor.
     In April, 2005, the Company issued to Monitor Capital, Inc. 8,000 shares of common stock as a placement agent fee under a placement agent agreement relating to the Standby Equity Distribution Agreement. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain a legend restricting their transferability absent registration or applicable exemption. Monitor Capital had access to current information concerning the Company at the time of the execution of the Standby Equity Distribution Agreement and had the opportunity to ask questions about the Company at the time of the time of the execution of the Standby Equity Distribution Agreement. Monitor Capital was deemed to be an accredited investor.
     On May 2, 2005, the Company entered into an agreement and plan of merger by and among Identity, Inc., a Delaware corporation and Daniel R. Nelson, Airbee and Airbee Automotive Group, Inc., a wholly-owned subsidiary of Airbee, whereby the Company’s wholly-owned subsidiary merged with and into Identity, Inc. Pursuant to the Merger Agreement, the surviving entity became a wholly-owned subsidiary. The Company issued 7,692,808 shares of restricted common stock to Daniel R. Nelson, the sole shareholder of Identity, Inc. The shares issued to Mr. Nelson are valued at $5,000,000, which is based upon the 30-day average closing price of our common stock through April 25, 2005. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain a legend restricting their transferability absent registration or applicable exemption. Mr. Nelson received current information concerning the Company at the date of the merger and had the ability to ask questions about the Company on the date of the merger.
     On May 9, 2005, the Company issued 2,854 shares and on June 1, 2005, the Company issued 2,643 shares to Adorno & Yoss LLP for legal services rendered which had a total cash value of $3,078. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain a legend restricting their transferability absent registration or applicable exemption. Adorno & Yoss had access to current information concerning the Company at the time of the stock issuances and had the opportunity to ask questions about the Company at the time of the stock issuances. Adorno & Yoss was deemed to be an accredited investor.
     On May 16, 2005, the Company issued an option to purchase 1,500,000 shares to V. V. Sundaram, an executive officer of the Company exercisable at $0.82 per share and in conjunction with his employment agreement with the Company. The option is exercisable until May 16, 2010. The option was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The option contains a legend restricting its transferability absent registration or applicable exemption. The employee had access to current information concerning the Company on the date of the option issuance and had the opportunity to ask questions about the Company on the date of the option issuance.
     On June 1, 2005, the Company issued 1,750,000 restricted shares to Satya Akula, a former director of the Company, for the exercise of two warrants held for a total cash value of $12,000. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain a legend restricting their transferability absent registration or applicable exemption. The former director had access to current information concerning the Company on the date of the warrant exercise and had the opportunity to ask questions about the Company on the date of the warrant exercise.
     On June 20, 2005, the Company issued 26,667 shares and 5,333 warrants exercisable for a three-year period at $0.82 per share in a private placement for $10,000 cash. The shares were issued to a single investor. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain a legend restricting their transferability absent registration or applicable exemption. The investor had access to current information concerning the Company and had the opportunity to ask questions about the Company. The investor was deemed to be an accredited investor.
Item 3. Defaults upon Senior Securities.
     None.

     Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

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
Dated: August 10, 2005

AIRBEE WIRELESS, INC.
By:	/s/ Sundaresan Raja
Sundaresan Raja
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard P. Sommerfeld, Jr.
Richard P. Sommerfeld, Jr.
Principal Financial Officer