Form 10QSB/A
period 2005-06-30
Airbee Wireless, Inc.
filed 2005-09-20
CIK 1297533

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 45,407,312 shares of Common Stock par value of $0.00004 as of September 1, 2005.
Transitional Small Business Disclosure Form (check one): Yes ☐ No ☑

AIRBEE WIRELESS, INC.
FORM 10-QSB

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
(UNAUDITED)

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)

Restated
ASSETS

Current Assets:
Cash and cash equivalents	$10,992
Prepaid expenses and other current assets	96,375

Total Current Assets	107,367

Fixed assets	66,636

Intangible assets	327,759
Other assets	1,559

329,318

TOTAL ASSETS	$503,321

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Notes payable — related party	$1,040,396
Notes payable — other	800,000
Accounts payable and accrued expenses	956,303

Total Current Liabilities	2,796,699

Long-term Liabilities:
Due officer	40,927

Total Long-term Liabilities	40,927

Total Liabilities	2,837,626

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.00004 Par Value; 200,000,000 shares authorized 45,377,324 shares issued and outstanding	1,815
Additional paid-in capital	2,487,297
Unearned compensation	(34,367)
Accumulated other comprehensive income	736
Retained earnings (deficit)	(4,737,697)

(2,282,216)
Less: Treasury stock, 704,362 shares at cost	(52,089)

Total Stockholders’ Deficit	(2,334,305)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$503,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION

					Restated
	SIX MONTHS ENDED		THREE MONTHS ENDED		Cumulative Totals
	JUNE 30,		JUNE 30,		August 9, 2002
	2005	2004	2005	2004	to
	Restated	Restated	Restated	Restated	June 30, 2005

OPERATING REVENUES
Sales	$1,021	$—	$1,021	$—	$11,129

COST OF SALES	—	—	—	—	11,040

GROSS PROFIT	1,021	—	1,021	—	89

OPERATING EXPENSES
Compensation and professional fees	764,352	272,248	517,926	151,258	1,906,414
Research and development	160,505	43,044	(51,565)	41,574	1,445,061
Selling, general and administrative expenses	330,978	74,830	268,849	38,559	499,257
Bad debt	536,495	—	536,495	—	536,495
Depreciation and amortization	21,846	1,555	18,764	925	30,192

Total Operating Expenses	1,814,176	391,677	1,290,,469	232,316	4,417,419

LOSS BEFORE OTHER (EXPENSE)	(1,813,155)	(391,677)	(1,289,448)	(232,316)	(4,417,330)

OTHER (EXPENSE)
Impairment	—	—	—	—	(127,974)
Other Income	—	—	—	—	70,000
Interest expense	(110,176)	(15,923)	(81,602)	(8,406)	(262,393)

Total Other (Expense)	(110,176)	(15,923)	(81,602)	(8,406)	(320,367)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	$(1,923,331)	$(407,600)	$(1,371,050)	$(240,722)	$(4,737,697)
Provision for Income Taxes	—	—	—	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(1,923,331)	$(407,600)	$(1,371,050)	$(240,722)	$(4,737,697)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.04)	$(0.01)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	42,803,263	36,078,979	43,746,671	36,078,979

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

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
	Restated	Restated	August 9, 2002 to
	2005	2004	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,923,331)	$(407,600)	$(4,737,697)

Adjustments to reconcile net loss to net cash used in operating activities

Provision for bad debts	536,495	—	536,495
Depreciation and amortization	21,846	1,555	30,192
Common stock issued for services	296,053	—	957,665
Common stock issued for compensation	13,000	—	13,000
Interest expense converted to note payable — other	—	—	100,000
Services for stock to be issued	—	—	76,000
Impairment of goodwill	—	—	127,974
Income (loss) on foreign currency translations	6	(8,351)	736
Amortization of unearned compensation	6,874	6,874	48,118

Changes in assets and liabilities
Decrease in accounts receivable	—	—	19,373
(Increase) in prepaid expenses and other assets	(619,765)	(12,260)	(643,717)
Net change in net assets in acquisition of Connexus	—	—	(22,865)
(Increase) in other assets	—	—	(60)
Increase (decrease) in accounts payable and accrued expenses	566,512	(131,354)	821,796

Total adjustments	821,021	(143,536)	2,064,707

Net cash (used in) operating activities	(1,102,310)	(551,136)	(2,672,990)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(161,784)	—	(327,759)
Acquisitions of fixed assets	(24,620)	(14,602)	(74,668)

Net cash (used in) investing activities	(186,404)	(14,602)	(402,427)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (CONTINUED)
(UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
	Restated	Restated	August 9, 2002 to
	2005	2004	June 30, 2005
CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issuances	$503,559	$521,000	$1,220,086
Services rendered converted to notes payable — related party	—	—	1,056,611
Proceeds from notes payable — other	750,000	—	810,000
Payments to notes payable — related party, net	(16,215)	140,879	24,712
Payments for issuance costs	(25,000)	—	(25,000)

Net cash provided by financing activities	1,212,344	661,879	3,086,409

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(76,370)	96,141	10,992

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	87,362	23,488	—

CASH AND CASH EQUIVALENTS — END OF PERIOD	$10,992	$119,629	$10,992

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$30,270	$—	$30,270

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Common stock issued for compensation	$13,000	$—	$13,000

Common stock issues for services	$296,053	$—	$957,665

Common stock issued for issuance costs	$740,000	$—	$740,000

Exercise of cashless stock options	$—	$—	$59,089

Interest expense converted to note payable — other	$—	$—	$100,000

Services for stock to be issued	$—	$—	$76,000

Conversion of notes payable and accrued interest to common stock	$—	$—	$11,833

Impairment of goodwill	$—	$—	$127,974

Unearned compensation on cashless options	$—	$—	$82,485

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

On May 2, 2005, the Company entered into an agreement and plan of merger (“Merger Agreement”) by and with Identity, Inc. (“Identity”), a Delaware corporation, and Airbee Automotive Group, Inc., a wholly-owned subsidiary of the Company, whereby the Company’s wholly-owned subsidiary merged with and into Identity. Pursuant to the Merger Agreement, the surviving entity became a wholly-owned subsidiary of the Company. By mutual agreement the Merger Agreement was rescinded in August 2005. See Notes 11 and 12.

Focusing on its core competencies in the design and engineering of advanced, embedded short-range wireless data and voice communications software, the Company believes that it is positioned to play a pivotal role in the convergence of various wireless communications applications through software embedded on silicon and in niche applications for its software.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company has devoted substantially all of its efforts to business planning, patent applications, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. With the release of the ZigBee / IEEE 802.15.4 standard on December 14, 2004, the Company is anticipating that sales will be generated in fiscal 2005, at which time the Company will emerge from the development stage.

Liquidity

The condensed consolidated interim financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $4.2 million as of June 30, 2005. The Company’s operations have been financed primarily through a combination of issued equity and debt. For the six months ended June 30, 2005, the Company had a net loss of approximately $1.39 million and cash used in operations of approximately $566,000.

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

Segment Reporting

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of June 30, 2005 and 2004, there were no operating segments.

Revenue and Cost Recognition

The Company currently recognizes revenues from four primary sources: (1) time-based product license fees, (2) time-based license royalties, (3) product revenues for software development tools and kits, and (4) software service.

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

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5. “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2005	June 30, 2004
Net Loss	($1,923,331)	($407,600)

Weighted-average common shares outstanding (Basic)	42,803,263	41,073,219

Weighted-average common stock Equivalents:
Stock options	—	—
Warrants	—	—

Weighted-average common shares outstanding (Diluted)	42,803,263	41,073,219

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

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets.” This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. All goodwill associated with the acquisition of Connexus Technologies (Pte.) Ltd. (“Connexus”) was impaired in 2002 ($127,974), since Connexus was acquired for its development and anticipated future development which management has determined to have no material fair value as of the balance sheet date.

The identifiable intangible assets presented on the condensed consolidated balance sheet represent the intellectual property that was capitalized post-technological feasibility. Management will continue to monitor and assess any impairment charges against those assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Beginning with the second quarter of 2005, the Company began amortizing its intellectual property costs over a sixteen year period. The amortization amount for the current quarter is calculated based upon the ending balance of intellectual property from the preceding quarter. The amount amortized for the three months ended June 30, 2005 is $2,500.

The main components of intangible assets are as follows:

	Six Months Ended June 30, 2005
	Gross Carrying	Accumulated
	Amount	Amortization
Intellectual Property	327,759	2,500

Total Intangible Assets	327,759	2,500

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

NOTE 4-	FIXED ASSETS

Fixed assets consist of the following at:

June 30,
2005
Computer and office equipment	84,328

Less: accumulated depreciation	(17,692)

Net book value	66,636

Depreciation expense for the six months ended June 30, 2005 and 2004 was $9,346 and $925, respectively.

NOTE 5-	NOTES PAYABLE

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

NOTE 6-	PROMISSORY NOTES — RELATED PARTY

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

NOTE 7-	PROVISION FOR INCOME TAXES

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

—

At June 30, 2005, the Company had deficits accumulated during the development stage in the approximate amount of $4,201,202, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8-	STOCKHOLDERS’EQUITY

The Company has 200,000,000 shares of common stock authorized at June 30, 2005. The par value at June 30, 2005 is $0.00004.

At June 30, 2005, the Company has 45,377,324 common shares issued and outstanding.

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

On May 2, 2005, the Company entered into an agreement and plan of merger by and among Identity, Inc., a Delaware corporation and Daniel R. Nelson, Airbee and Airbee Automotive Group, Inc., a wholly owned subsidiary of Airbee, whereby the Company’s wholly owned subsidiary merged with and into Identity, Inc. Pursuant to the Merger Agreement, the surviving entity became a wholly owned subsidiary. The Company issued 7,692,808 shares of restricted common stock to Daniel R. Nelson, the sole shareholder of Identity, Inc. The shares issued to Mr. Nelson are valued at $5,000,000, which is based upon the 30-day average closing price of our common stock through April 25, 2005. By mutual agreement the Merger Agreement was rescinded in August 2005. The shares have been retroactively canceled and are reflected in these financial statements. Even though the merger has been rescinded, we believe we are owed the money and that it should be returned. In accordance with generally accepted accounting principles we have elected to expense this amount as a bad debt in the current period and will recognize future recoveries in the periods received. See Notes 11 and 12.

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

The Company issued 21,104 shares to one of its employees as compensation valued at $13,000 at the time of issuance.

NOTE 9-	COMMITMENTS AND CONTINGENCIES

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

NOTE 10-	GOING CONCERN

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

NOTE 11-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

The Company has amended its previously issued condensed consolidated financial statements for the six months ended June 30, 2005 and 2004 to remove the effect of the now-rescinded May 2, 2005 acquisition of Identity, Inc., namely: revenues of $724,336; cost of goods sold of $556,314; and selling, general and administrative expenses of $397,778. In addition, the Company reserved $536,495 for monies advanced to Airbee Automotive Group, Inc. d/b/a Identity, Inc. The agreement has been rescinded and the Company believes it is owed the money. The effect of these changes resulted in an increase of the loss for the six and three month period ended June 30, 2005 of $296,739 and $293,302, respectively (June 30, 2004 results were not affected) and an increase in the deficit accumulated during the development stage to $4,737,697.

NOTE 12	COMMITMENTS AND CONTINGENCIES

On May 2, 2005, the Company entered into the Merger Agreement by and among the Company and Identity, Inc., a Delaware corporation, Daniel R. Nelson, and Airbee Automotive Group, Inc. (AAG), a wholly owned subsidiary of Airbee, whereby AAG merged with and into Identity, Inc. Pursuant to the Merger Agreement, the surviving entity became a wholly owned subsidiary of the Company. Between May 2, 2005 and August 25, 2005, the Company advanced $535,000 in cash to Identity and paid additional bills on Identity’s behalf, all of which were accounted for as intra-company loans and eliminated in the preparation of the condensed consolidated financial statements.

By mutual agreement the Merger Agreement was rescinded in August 2005. The shares of the Company’s common stock that formed part of the consideration for the Merger Agreement have been retroactively canceled and are reflected in these financial statements. Subsequent to the execution of the rescission agreement, Identity refused to repay the advances of $535,000. The Company believes it is owed the money and that Identity has an obligation to return the monies advanced. The Company has retained counsel to enforce its rights and is prepared to take all actions necessary to recover the funds.

In accordance with generally accepted accounting principles the Company has elected to expense this amount as a bad debt in the current period and will recognize future recoveries in the periods received. By doing so, the Company does not waive or in any way diminish any of its rights to the funds advanced to Identity, all of which are expressly reserved.

Forward Looking Statements
     This Form 10-QSB/A, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses including the potential growth of advanced technologies and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
Strategy
     Our goal is to be a preeminent provider of intelligent software for short range wireless communications embedded into silicon chips and platform solutions.
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
     We operate in highly innovative environments characterized by a continuing and rapid introduction of new products that offer improved performance at lower prices. With the trend toward convergence in wireless communications products, our software will likely cross over multiple categories, offering us new opportunities, but may also result in more businesses that compete with us. Competition tends to increase pricing pressure on our products, which may mean that we must offer our products at lower prices than we had anticipated, resulting in lower profits.

     Companies tend to compete in the same or similar innovative arenas, especially in new products such as ZigBee based software. By investing in underserved areas we believe that it is possible to yield a greater return on innovation investment. Building innovation topographies can, we believe, reveal technical and marketing patterns in our industry that show where Airbee can differentiate itself from the competition.
     Our business model is designed to get Airbee’s embedded software inside an application that we can manage and use as a platform for other Airbee product sales, such as asset tracking and management with our Airbee ZNMS™ (ZigBee Network Management System). Tech-centric innovation only generates feature-ridden products that can frustrate users. We believe that user-centric innovation generates products that users will readily buy, such as asset tracking for auto dealers and insurance companies that want to securely manage multi-million dollar inventories.
     By partnering with Texas Instruments and Radiocrafts, we can extend our embedded communications software market and our core brand (i.e., Airbee™). Partnerships such as these extend our sales and distribution networks nationally and globally.
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
Results of Operations
Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
     For the first six months of 2005 we had virtually no operating revenues, resulting in a net loss applicable to common shares of $1,923,331, or $0.04 net loss per share, compared to a net loss of $407,600 or $0.01 net loss per share for the first six months of 2004. Cumulative net loss since inception totaled $4,737,697.
     Our net revenue for the six months ended June 30, 2005 was insignificant at $1,021 as compared to $0 for the six months ended June 30, 2004. During the six months ended June 30, 2005, the Company signed a license with Radiocrafts. That license may generate revenue during the second half of 2005. Revenues associated with the license are contingent upon sales of Radiocrafts’ standard RF modules for operation in the license-free ISM bands at 315 / 433 / 429 / 868 / 915 / 2450 MHz.
     Operating expenses for the six months ending June 30, 2005 were $1,814,176 as compared to $391,677 for the six months ending June 30, 2004, an increase of 363% or $1,422,499. This increase, as further explained below, is principally due to increases in compensation and professional fees, bad debt, research and development, and selling, general and administrative expenses. Operating expenses increased as the Company developed and implemented its business plan and its reporting obligations with the SEC.
     Our overall increase in absolute dollars of compensation and professional expenses in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was $492,104.

The increase was primarily due to increased professional services costs of $107,000 of legal fees related to our financing from Montgomery Equity Partners Ltd., Cornell Capital Partners LP and the cost of SEC reporting. Salaries rose due to the addition of sales and programming personnel ($42,000). We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we invest in staff and infrastructure in the areas of information systems and sales and marketing.
     Our overall selling and marketing expenses consist primarily of salaries and other marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs. Expenses, particularly certain marketing and compensation-related expenses, may vary going forward, depending in part on the level of revenue and profits.
     Bad debt expense reflects cash advances totaling $536,495 made to Airbee Automotive Group, Inc., d/b/a Identity, Inc. under the now-rescinded Merger Agreement. Even though the merger has been rescinded, we believe we are owed the money and that it should be returned. In accordance with generally accepted accounting principles we have elected to expense this amount as a bad debt in the current period and will recognize future recoveries in the periods received. Nothing in this paragraph is intended in any way to waive any right, title or interest we have to the monies advanced, all of which are expressly reserved.
     The increase in absolute dollars of research and development for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was $117,461. This increase was primarily due to increases in overall expenditures in research and development programs to ensure that our products continue to meet our customer demands. With the demonstration of a working prototype, we expect to capitalize future research and development costs and amortize them going forward.
     Interest expense for the six months ended June 30, 2005 increased $110,040 because of the $750,000 loan received from Montgomery Equity Partners and in Notes Payable to Related Parties.
     To date, our financial results typically reflect a development stage company. We have signed several licensing and joint development agreements with prospective clients and have successfully embedded our software onto six difference hardware platforms (i.e., Motorola, Texas Instruments, Chipcon, SupaRule, Intel and WinEdge & Wireless).
     With the ZigBee Alliance releasing version 1.0 of its international standard for wireless voice and data communications on December 14, 2004, the Company signed a three-year licensing and teaming agreement with Radiocrafts AS in April to provide ZigBee-ready solutions. Radiocrafts is a leading RF module design and manufacturing company based in Norway.
Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
     Revenues for the three months ending June 30, 2005 were not meaningful at $1,021 as compared to $0 for the three months ending June 30, 2004.

     Operating expenses for the three months ending June 30, 2005 were $1,290,469 as compared to $232,316 for the three months ending June 30, 2004, an increase of 455% or $1,058,153. The increase, as explained above, is principally due to increases in compensation and professional fees, bad debt, research and development and selling and administrative expenses.
     Compensation and professional fees increased by $366,668 or 242% to $517,926 for the three months ending June 30, 2005 from 151,258 for the three months ending June 30, 2004. This increase was primarily due (a) to a $78,616 increase in costs associated with SEC reporting (b) $10,000 in financial advisory services fees and (c) a $258,975 increase in professional fees related to financing. Management expects SEC reporting costs to decrease significantly in the future.
     Research and development expenses for the three months ending June 30, 2005 were negative $51,565 as the Company reversed and capitalized some previously incurred costs as compared to $41,574 for the three months ending June 30, 2004. While a majority of the Company’s products are marketable, the Company continues to focus research and development on product extensions and incorporation into potential vendor platforms. Going forward, research and development expenses are expected to be the amortization of capitalized research and development costs.
     Selling, general and administrative expenses increased for the three months ending June 30, 2005 by $230,290 or 597% to $268,849 as compared to $38,559 for the three months ending June 30, 2004. The increase was primarily due to the Company’s commencement of software sales initiatives, including direct customer calling and participation in industry trade shows in the US and abroad to market its products. As the Company attempts to grow and develop its business, the Company expects selling, general and administrative expenses to increase.
     Bad debt expense reflects cash advances totaling $536,495 made to Airbee Automotive Group, Inc., d/b/a Identity, Inc. under the now-rescinded Merger Agreement. Even though the merger has been rescinded, we believe we are owed the money and that it should be returned. In accordance with generally accepted accounting principles we have elected to expense this amount as a bad debt in the current period and will recognize future recoveries in the periods received. Nothing in this paragraph is intended in any way to waive any right, title or interest we have to the monies advanced, all of which are expressly reserved.
     Depreciation and amortization expense increased for the three months ending June 30, 2005 by $17,839 or 1,929% to $18,764 as compared to $925 for the three months ending June 30, 2004. The increase was due to the purchase of equipment for the Company’s development center in Chennai, India and the amortization of financing fees from the transaction with Montgomery Equity Partners, Ltd. The Company also began amortizing its intellectual property during the second quarter of 2005 now that license agreements associated with its intellectual property have been and will continue to be executed with third parties thereby establishing the commercial value of the intellectual property.

Plan of Operations
Business Outlook
     Market adoption of the ZigBee standard for short-range data and voice communications software and products remains cautious. Nevertheless, we believe that a more accelerated adoption rate will begin to emerge during 2006 and that we will be a primary vendor to microprocessor manufacturers of both embedded communications software for mesh networks and the software to manage those networks. While software licenses have been signed with various parties, the revenue stream from those licenses is contingent upon the sale of our customers’ products to their customers. We expect to continue to generate an operating deficit for the balance of 2005 roughly in line with the first six months of 2005.
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

     We have incurred an accumulated deficit at June 30, 2005 of approximately $4,737,697. The Company has negative working capital at June 30, 2005 of $2,689,332. Management believes our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable. We believe the potential funding under the Standby Equity Distribution Agreement discussed below will cover our operating costs until we become profitable.
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
     Our principal sources of liquidity have been private placements of our securities, loans from management and shareholders, and a note payable from Montgomery Equity Partners. Management believes there will continue to be an operating cash flow deficit in the near and medium term.
     Cash at June 30, 2005 and December 31, 2004 was $10,992 and $87,362, respectively. At June 30, 2005 we had total stockholders’ deficit of $2,334,305 compared to December 31, 2004, when we had total stockholders’ deficit of $1,281,466.

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
     With regard to our current liabilities at June 30, 2005, $1,040,396 is payable to related party note holders and employees who have deferred repayment as well as interest. Trade payables and accrued expenses at June 30, 2005 of approximately $956,303 are outstanding and will be paid as they come due or as payment may be extended by agreement of the parties.
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
Key Operating Metrics
     With anticipated revenues commencing during the latter half of 2005, our senior management will regularly review key financial information including net revenues, operating income or loss, earnings or loss per share, changes in deferred revenue, cash flow from operations and free cash. We define free cash as the sum of cash and cash equivalents, short and long-term investments and restricted investments less long-term debt. This information will allow us to monitor the profitability of our business and evaluate the effectiveness of investments that we have made in the areas of customer support, product development, and marketing and site operations. We believe that an understanding of key financial information and how it changes over time will be important to investors, analysts and other parties analyzing our business results and future market opportunities.
Additional Risks
     Our future results of operations and the other forward-looking statements contained in this filing, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses and the tax rate. In addition to the various important factors discussed above, a number of other factors could cause actual results to differ materially from our expectations. Demand for our products, which impacts our revenue and gross margin percentage, is affected by business and economic conditions, as well as communications industry trends, and the development and timing of introduction of compelling software applications and operating systems that take advantage of the features of our products. Demand for our products is also affected by changes in customer order patterns, such as changes in the levels of inventory maintained by our customers and the timing of customer purchases. Airbee operates in a highly competitive industry (i.e., embedded communications software), and our revenue and gross profits could be affected by factors such as competing software technologies and standards, pricing pressures, actions taken by our competitors and other competitive factors, as well as market acceptance of our new ZigBee-ready products in specific market segments. Future revenue is also dependent on continuing technological advancement, including the timing of new product introductions, sustaining and growing new businesses, and integrating and operating any acquired businesses. Results could also be affected by adverse effects associated with product defects and deviations from published specifications, and by litigation or regulatory matters involving intellectual property or other issues.
     We are continuing to assemble the personnel and financial resources required to achieve the objectives of our business plan. Future revenue, costs and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.
Item 3. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were not effective, for the reasons described below (relating to the previously-identified material weakness in internal control over financial reporting). A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes internal control from reducing to an appropriate low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

In connection with the evaluation described above, the Company identified significant changes in its internal control over financial reporting that occurred during the period ended June 30, 2005 that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. The Company has taken the steps described below in connection with the material weakness in internal control over financial reporting that existed as of December 31, 2004 and March 31, 2005; and as of June 30, 2005 the Company has implemented internal procedures and assigned personnel with the duty to timely identify and disclose reportable events with the SEC.
As previously discussed in the Company’s Form 10-KSB (as amended) for the year ended December 31, 2004, the Company has also described the restatement of its consolidated financial statements contained in this Form 10-QSB in Note 13 to the Consolidated Financial Statements included in Part I, Item 1. Remedial measures relating to its accounting controls and procedures that were recommended or identified in the course of the restatement process are summarized below. Also, as previously disclosed, the Company failed to timely file a current report on Form 8-K for the appointment of a director that was effective on January 1, 2005. As discussed below, measures were taken in May 2005 to ensure that the Company timely files its current reports.
Management identified a material weakness in the Company’s internal control over financial reporting relating to analysis practices and procedures employed by the Company in its financial reporting process during the fiscal years ended December 31, 2004 and 2003; and (ii) the period ended March 31, 2005. The financial reporting issues were discovered throughout the year ended December 31, 2004 and three months ending March 30, 2005, as the Company became a reporting company under the Securities Act and modified its financial reporting process to comply with accounting standards for public companies required under GAAP. The delinquent report was discovered in February 2005.
Specifically, the material weakness relates to inadequate staffing which resulted in: (i) misstatements relating to compensation and interest expense for the year ended December 31, 2003 and the period August 9, 2002 (inception) through December 31, 2002; (ii) restatement valuation adjustments for common stock issuances, and the recording of unearned compensation due to the issuance of options below the fair market value for the year ended December 31, 2003 and the period August 9, 2002 (inception) through December 31, 2002; (iii) failure to retroactively account for the stock split that occurred in September 2003 for the year ended December 31, 2004; (iv) the improper amortization of unearned compensation for the year ended December 31, 2004; (v) the improper amortization of unearned compensation and the reclassification of various selling, general and administrative expenses; (vi) compensation to research and development expenses for the three month period ended March 31, 2005; and (vii) the delinquent filing of a current report on Form 8-K during the three months ended March 31, 2005. These deficiencies in the Company’s internal control over financial reporting resulted in misstatements to prior annual and interim financial statements and, accordingly, certain prior annual and interim financial statements were restated to reflect the correction of accounting errors as more fully described in Note 13 to the Company’s Consolidated Financial Statements, included in Part 1, Item 1. These deficiencies also resulted in the Company’s failure to timely report the appointment of a new director.

In order to cure the material weakness, during March 2005 the Company has implemented an analysis procedure that requires all transactions, including, but not limited to, transactions similar to the deficiencies above, be analyzed in accordance with SEC public reporting standards. In May 2005 the Company hired a certified public accountant to serve as financial controller. The new employee’s responsibilities will include the accounting analysis and responsibility to monitor the timely filing of SEC reports. The Company believes that the new employee will satisfy the staffing deficiency.
While the Company has implemented an accounting analysis procedure and hired additional personnel, the aforementioned material weakness will not be considered remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. The Company expects to complete its analysis by the end of the fiscal year ended December 31, 2005.
Changes in Internal Controls
As provided above, changes in the Company’s internal control over financial reporting occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
     On May 2, 2005, the Company entered into an agreement and plan of merger by and among Identity, Inc., a Delaware corporation and Daniel R. Nelson, Airbee and Airbee Automotive Group, Inc., a wholly owned subsidiary of Airbee, whereby the Company’s wholly owned subsidiary merged with and into Identity, Inc. Pursuant to the Merger Agreement, the surviving entity became a wholly owned subsidiary. The Company issued 7,692,808 shares of restricted common stock to Daniel R. Nelson, the sole shareholder of Identity, Inc. The shares issued to Mr. Nelson are valued at $5,000,000, which is based upon the 30-day average closing price of our common stock through April 25, 2005. By mutual agreement the Merger Agreement was rescinded in August 2005. The shares have been retroactively canceled and are reflected in these financial statements.
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
SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated: September 20, 2005
AIRBEE WIRELESS, INC.

By:	/s/ Sundaresan Raja

Sundaresan Raja
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ E. Eugene Sharer

E. Eugene Sharer
Interim Principal Financial Officer