Form 10KSB/A
period 2004-12-31
Airbee Wireless, Inc.
filed 2005-09-21
CIK 1297533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No 4 to
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

Common Stock, $0.00004 par value

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No    ☐

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

     As of June 9, 2005, there are currently 45,769,565 shares of our common stock outstanding. 10,701,986 of our outstanding shares of common stock are free-trading. The remaining shares of our common stock are defined as restricted stock under the Securities Act. Of the 53,462,373 shares currently outstanding, 39,424,213 shares are owned by our affiliates, as that term is defined under the Securities Act. Absent registration under the Securities Act, the sale of our remaining outstanding shares is subject to Rule 144. Under Rule 144, if certain conditions are satisfied, a person (including any of our affiliates) who has beneficially owned restricted shares of common stock for at least one year is entitled to sell within any three month period a number of shares up to the greater of 1% of the total number of outstanding shares of common stock, or if the common stock is quoted on NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of ours for at least three months immediately preceding the sale, and who has beneficially owned the shares of common stock for at least two years, is entitled to sell the shares under Rule 144 without regard to any of the volume limitations described above.

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

     As previously disclosed, to permit us to more aggressively market our products and fund further product enhancement, we intend to seek debt or equity financing or combination thereof amounting to $5,000,000. Should we be unable to raise all or any part of that amount, our marketing and product enhancement will be adversely affected and we will adjust our marketing and enhancement activities accordingly. Subsequent to the period covered by this report we entered into certain financing arrangements which we believe will provide us with a substantial portion of the capital we require.

     We believe that the $750,000 financing received subsequent to the date covered by this report (discussed below), potential financing and cash from potential future software sales will enable us to expand our operations and increase product development and marketing over the next 12 months. Excluding our acquisition (and rescission) of Identity, Inc., which occurred subsequent to the period covered by this report, we do not have any plans, proposal or arrangement pertaining to any material acquisitions during the next twelve months.

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

     On May 2, 2005 we acquired Identity, Inc. under a merger agreement in consideration of 7,692,808 shares of our common stock. The merger was rescinded in August 2005.

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

	Year Ended December 31,
	2004	2003
Net loss:
As reported	$(1,136,743)	$(1,360,577)
Less actual compensation expense from options granted below fair value reported in net loss	$—	$221,400
Total stock based compensation expense determined under fair value based method for all awards, net of related tax effects	$(3,704,277)	$(283,663)

Pro forma	$(4,841,020)	$(1,422,840)

Net loss per share:
As reported
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$0.05)
Pro forma
Basic	$(0.12)	$(0.05)
Diluted	$(0.12)	$(0.05)

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

     Evaluation of Disclosure Controls and Procedures
     The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were not effective, for the reasons described below relating to a material weakness in internal control over financial reporting. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes internal control from reducing to an appropriate low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.
     In connection with the evaluation described above, the Company identified no significant changes in its internal control over financial reporting that occurred during the period ended December 31, 2004 that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. However, following the period covered by this report, the Company has taken the steps described below in connection with the material weakness in internal control over financial reporting that existed as of December 31, 2004.
     As described the restatement of its consolidated financial statements contained in this Form 10-KSB in the Notes to the Consolidated Financial Statements. Remedial measures relating to its accounting controls and procedures that were recommended or identified in the course of the restatement process are summarized below.
     Management identified a material weakness in the Company’s internal control over financial reporting relating to analysis practices and procedures employed by the Company in its financial reporting process during the fiscal years ended December 31, 2004, 2003 and 2002. These issues were discovered throughout the year ended December 31, 2004 as the Company became a reporting company under the Securities Exchange Act of 1934 and modified its financial reporting process to comply with accounting standards for public companies required under GAAP.
     Specifically, the material weakness relates to inadequate staffing which resulted in: (i) misstatements relating to compensation and interest expense for the year ended December 31, 2003 and the period August 9, 2002 (inception) through December 31, 2002; (ii) restatement valuation adjustments for common stock issuances, and the recording of unearned compensation due to the issuance of options below the fair market value for the year ended December 31, 2003 and the period August 9, 2002 (inception) through December 31, 2002; (iii) failure to retroactively account for the stock split that occurred in September 2003 for the year ended December 31, 2004; and (iv) the improper amortization of unearned compensation for the year ended December 31, 2004. These staffing deficiencies in the Company’s internal control over financial reporting resulted in misstatements to prior annual and interim financial statements and, accordingly, certain prior annual and interim financial statements were restated to reflect the correction of accounting errors as more fully described in the Notes to the Company’s Consolidated Financial Statements.
     In order to cure the material weakness, during March 2005 the Company implemented an accounting analysis procedure that requires all transactions, including, but not limited to transactions similar to the deficiencies above, be analyzed by an employee of the Company in accordance with SEC public reporting standards. During May 2005, the Company hired a certified public accountant to serve as financial controller. The new employee’s responsibilities will include the accounting analysis. The Company believes that the new employee will satisfy its staffing deficiency.
     While the Company has implemented an accounts analysis procedure and hired additional personnel, the aforementioned material weakness will not be considered remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. The Company expects to complete its analysis by the end of the fiscal year ended December 31, 2005.
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

Our directors and executive officers and their ages are as follows:

Name	Age	Position

Sundaresan Raja	42	President and Chief Executive Officer, Director
E. Eugene Sharer	71	Chief Operating Officer, Secretary, Director
Ramanujam Satagopan	40	Vice President & Chief Technology Officer
Richard P. Sommerfeld, Jr.(1)	51	Chief Financial Officer
Srinivasan Krishnamurthy	46	Vice President-Business Development
Mal Gurian	78	Director

     (1) Resigned subsequent to the period covered by this report.

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

Date: September 8, 2005

     In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

President, Chief Executive Officer,
/s/ Sundaresan Raja	Principal Executive Officer and Director	September 8, 2005
Sundaresan Raja

/s/ E. Eugene Sharer E. Eugene Sharer	Chief Operating Officer, Interim Principal Financial Officer and Director	September 8, 2005

/s/ Ramanujam Satagopan Ramanujam Satagopan	Chief Technology Officer	September 8, 2005

/s/Mal Gurian Mal Gurian	Director	September 8, 2005