Form 10QSB/A
period 2005-03-31
Airbee Wireless, Inc.
filed 2005-09-21
CIK 1297533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 3 to

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
Yes ☑   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 45,769,565 shares of Common Stock par value of $0.00004 as of June 9, 2005.

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

On May 2, 2005, the Company entered into an agreement and plan of merger by and among Identity, Inc., a Delaware corporation and Daniel R. Nelson, the Company and Airbee Automotive Group, Inc., a wholly-owned subsidiary of the Company, whereby the Company’s wholly-owned subsidiary merged with and into Identity, Inc. Pursuant to the Merger Agreement, the surviving entity became a wholly-owned subsidiary of the Company and the Company issued 7,692,808 shares of its restricted common stock (the “Purchase Price”) to Daniel R. Nelson, the sole shareholder of Identity, Inc. The parties rescinded the merger in August 2005 and the Purchase Price was returned to the Company’s treasury.

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

     We have incurred an accumulated deficit at March 31, 2005 of approximately $3,366,647 compared to $1,841,064 at March 31, 2004. The Company had negative working capital at March 31, 2005 of $1,381,947 compared to negative working capital of $770,643 at March 31, 2004, which raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

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

     Our principal sources of liquidity have been private placements of our securities and loans from management and shareholders. Management believes that there will continue to be an operating cash flow deficit over the next 12 months.

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

     We are dependent upon financing to accelerate our marketing activities and continue product enhancement. We anticipate monthly expenses of approximately $165,000 to $185,000 over the next several months. Based on our historical ability to obtain funding (including but not limited to the Montgomery Equity Partners Loan Noted dated April 26, 2005 and the Cornell Capital partners Standby Equity Distribution Agreement dated April 26, 2005), we believe that sufficient funds will be available until adequate revenues are generated to cover operating expenses as cash flow allows. There are no known trends that are likely to have a material impact on liquidity.

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

Item 3. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures
     The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were not effective, for the reasons described below. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes internal control from reducing to an appropriate low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.
     In connection with the evaluation described above, the Company identified significant changes in its internal control over financial reporting that occurred during the period ended March 31, 2005 that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. The Company has taken the steps described below in connection with the material weakness in internal control over financial reporting that existed as of December 31, 2004 and March 31, 2005; and as of June 30, 2005 (subsequent to the period covered by this report) the Company has implemented internal procedures and assigned personnel with the duty to timely identify and disclose reportable events with the SEC.
     As previously discussed in the Company’s Form 10-KSB (as amended) for the year ended December 31, 2004, the Company has also described the restatement of its consolidated financial statements contained in this Form 10-QSB in the Notes to the Consolidated Financial Statements included in Part I, Item 1. Remedial measures relating to its accounting controls and procedures that were recommended or identified in the course of the restatement process are summarized below. Also, the Company failed to timely file a current report on Form 8-K for the appointment of a director that was effective on January 1, 2005. As discussed below, measures were taken in May 2005 to ensure that the Company timely files its current reports.
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
     Specifically, the material weakness relates to inadequate staffing which resulted in: (i) misstatements relating to compensation and interest expense for the year ended December 31, 2003 and the period August 9, 2002 (inception) through December 31, 2002; (ii) restatement valuation adjustments for common stock issuances, and the recording of unearned compensation due to the issuance of options below the fair market value for the year ended December 31, 2003 and the period August 9, 2002 (inception) through December 31, 2002; (iii) failure to retroactively account for the stock split that occurred in September 2003 for the year ended December 31, 2004; (iv) the improper amortization of unearned compensation for the year ended December 31, 2004; (v) the improper amortization of unearned compensation and the reclassification of various selling, general and administrative expenses; (vi) compensation to research and development expenses for the three month period ended March 31, 2005; and (vii) the delinquent filing of a current report on Form 8-K during the three months ended March 31, 2005. These deficiencies in the Company’s internal control over financial reporting resulted in misstatements to prior annual and interim financial statements and, accordingly, certain prior annual and interim financial statements were restated to reflect the correction of accounting errors as more fully described in the Notes to the Company’s Consolidated Financial Statements, included in Part 1, Item 1. These deficiencies also resulted in the Company’s failure to timely report the appointment of a new director.
     In order to cure the material weakness, during March 2005 the Company has implemented an analysis procedure that requires all transactions, including, but not limited to, transactions similar to the deficiencies above, be analyzed in accordance with SEC public reporting standards. In May 2005 (subsequent to the period covered by this report) the Company hired a certified public accountant to serve as financial controller. The new employee’s responsibilities will include the accounting analysis and responsibility to monitor the timely filing of SEC reports. The Company believes that the new employee will satisfy the staffing deficiency.
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

Dated: September 8, 2005

AIRBEE WIRELESS, INC.

By:	/s/ Sundaresan Raja

Sundaresan Raja
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ E. Eugene Sharer

E. Eugene Sharer
Interim Principal Financial Officer