Form 10QSB
period 2005-09-30
Airbee Wireless, Inc.
filed 2005-11-14
CIK 1297533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 46,223,445 shares of Common Stock par value of $0.00004 as of November 8, 2005.
Transitional Small Business Disclosure Form (check one): Yes ☐ No ☑

AIRBEE WIRELESS, INC.
FORM 10-QSB

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$16,618
Prepaid expenses and other current assets	45,817

Total Current Assets	62,435

Fixed assets, net of depreciation	66,800

Intangible assets	587,561
Other assets	1,556

589,117

TOTAL ASSETS	$718,352

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Notes payable — related party	$1,093,854
Notes payable — other	150,000
Accounts payable and accrued expenses	1,401,706

Total Current Liabilities	2,645,560

Long-term Liabilities:
Due officer	40,927

Total Long-term Liabilities	40,927

Total Liabilities	2,686,487

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ DEFICIT
Common stock, $.00004 Par Value; 200,000,000 shares authorized 45,670,070 shares issued and outstanding	1,827
Additional paid-in capital	3,594,726
Unearned compensation	(30,859)
Other accumulated comprehensive loss	(1,671)
Accumulated deficit	(5,480,069)

(1,916,046)
Less: Treasury stock, 704,362 shares at cost	(52,089)

Total Stockholders’ Deficit	(1,968,135)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$718,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

OPERATING REVENUES
Sales	$1,021	$932	$—	$932	$11,129

COST OF SALES	—	—	—	—	11,040

GROSS PROFIT	1,021	932	—	932	89

OPERATING EXPENSES
Compensation and professional fees	1,108,252	464,376	343,900	192,128	2,250,314
Research and development	173,017	71,242	12,512	28,198	1,457,573
Selling, general and administrative expenses	445,811	126,189	114,833	51,359	614,090
Bad debt	536,495	—	—	—	536,495
Depreciation and amortization	91,065	2,515	69,219	960	99,411

Total Operating Expenses	2,354,640	664,322	540,464	272,645	4,957,883

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,353,619)	(663,390)	(540,464)	(271,713)	(4,957,794)

OTHER INCOME (EXPENSE)
Impairment	—	—	—	—	(127,974)
Other Income	—	—	—	—	70,000
Interest expense	(327,163)	(130,594)	(216,987)	(114,671)	(479,380)
Recovery of bad debt	15,079	—	15,079	—	15,079

Total Other Income (Expense)	(312,084)	(130,594)	(201,908)	(114,671)	(522,275)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,665,703)	(793,984)	(742,372)	(386,384)	(5,480,069)
Provision for Income Taxes	—	—	—	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(2,665,703)	$(793,984)	$(742,372)	$(386,384)	$(5,480,069)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.06)	$(0.02)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	43,702,551	37,173,703	45,471,801	39,339,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF
ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

Balance, December 31, 2003	$5,882

Loss on foreign currency translations	(8,351)

Balance, June 30, 2004	$(2,469)

Balance, December 31, 2004	$730

Loss on foreign currency translations	(2,401)

Balance, September 30, 2005	$(1,671)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
		Restated	August 9, 2002 to
	2005	2004	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,665,703)	$(407,600)	$(5,480,069)

Adjustments to reconcile net loss to net cash (used in) operating activities

Provision for bad debts	536,495	—	536,495
Depreciation and amortization	91,065	1,555	99,411
Common stock issued for services	298,994	—	960,606
Common stock issued for compensation	13,000	—	13,000
Use of pledged collateral for settlement of interest expense	150,000	—	150,000
Interest expense converted to note payable — other	—	—	100,000
Services for stock to be issued	—	—	76,000
Impairment of goodwill	—	—	127,974
Loss on foreign currency translations	(2,401)	(8,351)	(1,671)
Amortization of unearned compensation	10,382	6,874	51,626

Changes in assets and liabilities
Decrease in accounts receivable	—	—	19,373
(Increase) in prepaid expenses and other assets	(95,258)	(12,260)	(119,210)
Net change in net assets in acquisition of Connexus	—	—	(22,865)
(Increase) in other assets	(536,446)	—	(536,506)
Increase (decrease) in accounts payable and and accrued expenses	1,049,415	(131,354)	1,304,699

Total adjustments	1,515,246	(143,536)	2,758,932

Net cash (used in) operating activities	(1,150,457)	(551,136)	(2,721,137)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(426,586)	—	(592,561)
Acquisitions of fixed assets	(26,503)	(14,602)	(76,551)

Net cash (used in) investing activities	(453,089)	(14,602)	(669,112)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (CONTINUED)
(UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

		Restated	August 9, 2002 to
	2005	2004	September 30, 2005
CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issuances	$670,559	$521,000	$1,387,086
Services rendered converted to notes payable — related party	—	—	1,056,611
Proceeds from notes payable — other	850,000	—	910,000
Proceeds from notes payable — related party, net	37,243	140,879	78,170
Payments for issuance costs	(25,000)	—	(25,000)

Net cash provided by financing activities	1,532,802	661,879	3,406,867

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(70,744)	96,141	16,618

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	87,362	23,488	—

CASH AND CASH EQUIVALENTS — END OF PERIOD	$16,618	$119,629	$16,618

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Common stock issued for compensation	$13,000	$—	$13,000

Common stock issues for services	$298,994	$—	$960,606

Common stock issued for issuance costs	$740,000	$—	$740,000

Exercise of cashless stock options	$—	$—	$59,089

Interest expense converted to note payable — other	$—	$—	$100,000

Services for stock to be issued	$—	$—	$76,000

Conversion of notes payable and accrued interest to common stock	$—	$—	$11,833

Impairment of goodwill	$—	$—	$127,974

Unearned compensation on cashless options	$—	$—	$82,485

Use of pledged collateral for note payable and accrued interest	$787,500	$—	$787,500

Use of pledged collateral for settlement of interest expense	$150,000	$—	$150,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
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

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company has devoted substantially all of its efforts to business planning, patent applications, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. With the release of the ZigBee / IEEE 802.15.4 standard on December 14, 2004, the Company is anticipating that sales will be generated in the first quarter of fiscal 2006, at which time the Company will emerge from the development stage.

Liquidity

The condensed consolidated interim financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $5.5 million as of September 30, 2005. The Company’s operations have been financed primarily through a combination of issued equity and debt. For the nine months ended September 30, 2005, the Company had a net loss of approximately $2.67 million and cash used in operations of approximately $1.15 million.

The Company regularly evaluates its working capital needs and existing burn rate to make appropriate adjustments to operating expenses. On April 26, 2005, the Company executed a promissory note in the amount of $750,000 in favor of Montgomery Equity Partners, Ltd. Pursuant to the terms of the promissory note, Montgomery Equity Partners disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 will be disbursed to the Company after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board market. The promissory note is secured by all of the assets of the Company plus shares of stock of an affiliate of the Company. It has a one-year term and accrues interest monthly at 24% per year. The Company has had difficulty adhering to the payment schedule of the note and has entered into a settlement agreement with Montgomery to satisfy the note with the liquidation of some of the pledged shares. The settlement agreement has not yet been signed by Montgomery. Depending on future working capital needs, the Company may from time to time avail itself of a $20 million standby equity distribution agreement from Cornell Capital Partners LP secured on April 26, 2005.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Airbee Wireless, Inc. and its wholly owned subsidiaries (“Airbee” or the “Company”) Airbee Wireless (Pte.) Ltd., located in Singapore, and Airbee Wireless (India) Pvt. Ltd., located in India, for the nine months ended September 30, 2005 and 2004 respectively. All significant inter-company accounts and transactions have been eliminated in consolidation. Accounts denominated in non-U.S. currencies have been re-measured using the U.S. Dollar as the functional currency.

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

Segment Reporting

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As of September 30, 2005 and 2004, there were no operating segments.

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

Prepaid Financing Costs

Prepaid financing costs were incurred in connection with the note payable to Montgomery Equity Partners, Ltd. (see discussion below in Note 6) and are amortized over the life of the note payable (12 months). Amortization expense for the 9 months ended September 30, 2005 is $31,250. As a result of the settlement agreement, the balance of the prepaid costs has been written off totaling $43,750 and has been included in amortization expense.

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

Income Taxes

Income tax benefit is computed on the pretax loss based on current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and its financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the nine month period ended September 30, 2005 and 2004, respectively.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Advertising

The Company’s policy is to expense the costs of advertising and marketing as incurred. The Company had no such cost for the nine month period ended September 30, 2005 and 2004 respectively.

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at September 30, 2005 and 2004 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred losses since inception as a result of funding its research and development, including the development of its intellectual property portfolio which is key to its core products.

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2005	2004
Net Loss	($2,665,703)	($793,984)

Weighted-average common shares outstanding (Basic)	43,702,551	37,173,703

Weighted-average common stock Equivalents:
Stock options	—	—
Warrants	—	—

Weighted-average common shares outstanding (Diluted)	43,702,551	37,173,703

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
The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. Amortization expense for the three months ended September 30, 2005 and 2004 was $3,437, respectively.
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

Product Warranty
The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the nine months ended September 30, 2005 and 2004, respectively.
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
The identifiable intangible assets presented on the condensed consolidated balance sheet represent the intellectual property that was capitalized post-technological feasibility. Management will continue to monitor and assess any impairment charges against those assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Beginning with the second quarter of 2005, the Company began amortizing its intellectual property costs over a sixteen year period. The amortization amount for the current quarter is calculated based upon the ending balance of intellectual property from the preceding quarter. The amount amortized for the nine months ended September 30, 2005 is $5,000.
The main components of intangible assets are as follows:

	Nine Months Ended September 30, 2005
	Gross Carrying	Accumulated
	Amount	Amortization
Intellectual Property	172,789	5,000
Capitalized Research & Development	419,772	—

Total Intangible Assets	592,561	5,000

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

NOTE 4-	FIXED ASSETS

Fixed assets consist of the following at:

September 30,
2005
Computer and office equipment	86,031

Less: accumulated depreciation	(19,231)

Net book value	66,800

Depreciation expense for the nine months ended September 30, 2005 and 2004 was $10,885 and $2,515, respectively.

NOTE 5-	NOTES PAYABLE
The Company entered into a note payable, principal amount of $50,000 payable August 31, 2005. The Company entered into this note in connection with the 2002 acquisition of Connexus Technologies (Pte.) Ltd. The note was non-interest bearing if it was paid prior to August 31, 2003 and if the note was paid between September 1, 2003 and August 31, 2004 the total payment due was $100,000. If the note is paid between September 1, 2004 and August 31, 2005, total payment due is $150,000. The Company, at September 30, 2005 has reflected the value of the note payable, which includes interest at $100,000. The accrued interest is included in accounts payable and accrued expenses. The Company is presently negotiating a final settlement with the lender.
On April 26, 2005, the Company executed a promissory note for $750,000 to Montgomery Equity Partners, Ltd. Pursuant to the terms of the promissory note, Montgomery Equity Partners disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 will be disbursed to the Company after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board. The promissory note is secured by substantially all of the assets of the Company and shares of stock of an affiliate of the Company. The promissory note has a one-year term and accrues interest monthly at 24% per year. Interest expense for the three months ended September 30, 2005 was $45,000. The Company had difficulty meeting the payment schedule called for by the promissory note and by virtue of a settlement with the lender, the obligation has been repaid by the affiliate’s collateral. Interest expense was charged $150,000 in the current period.

NOTE 6-	PROMISSORY NOTES – RELATED PARTY
The Company entered into promissory notes with some of its officers who have amounts outstanding with the Company. These amounts accrue interest at varying rates between 6.0% and 12.0% annually. As of September 30, 2005, the Company has $1,817,743 outstanding under these notes, including $122,304 in accrued interest. The notes are due on December 31, 2005 and are therefore reflected as current liabilities on the condensed consolidated balance sheets. The notes relate to services rendered to the Company.

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

At September 30, 2005, deferred tax asset consist of the following:

Deferred tax asset	2,027,626
Less: valuation allowance	(2,027,626)

—

At September 30, 2005, the Company had deficits accumulated during the development stage in the approximate amount of $5,480,069, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8-	STOCKHOLDERS’EQUITY
The Company has 200,000,000 shares of common stock authorized at September 30, 2005. The par value at September 30, 2005 is $0.00004.
At September 30, 2005, the Company has 46,670,070 common shares issued and outstanding.
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
On May 9, 2005, the Company issued 2,854 shares and on June 1, 2005, the Company issued 2,643 shares for legal services rendered which had a total cash value of $3,078.
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
On June 20, 2005, the Company issued 26,667 shares and 5,333 warrants exercisable for a three-year period at $0.82 per share in a private placement for $20,000 cash.

Throughout the quarter ended June 30, 2005, the Company issued 250,000 shares to various organizations providing services valued at $197,725 at the time of issuance.
The Company issued 21,104 shares to one of its employees as compensation valued at $13,000 at the time of issuance.
On July 12, 2005, the Company issued 26,506 shares and 5,301 warrants exercisable for a three-year period at $0.85 per share in a private placement for $20,000 cash.
Effective August 1, 2005, the Company issued options to purchase 250,000 shares of common stock to an employee in conjunction with her employment agreement with the Company. The options are exercisable at $0.85 per share for a period of five years from the date of issuance.
On August 31, 2005, the Company issued 1,476 shares and on September 30, 2005, the Company issued 916 shares for legal services rendered which had a total cash value of $1,794.
Throughout the quarter ended September 30, 2005, the Company issued 263,848 shares to nine accredited investors for $147,000. In addition, the Company issued 245,576 warrants to these investors at a strike prices ranging between $0.76 and $0.98 per share.

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
As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2004 and 2003 and for the nine month period ended September 30, 2005. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.
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
The Company has amended its previously issued condensed consolidated financial statement for the nine months ended September 30, 2004 to record amortization of unearned compensation for the nine months ended September 30, 2004 of $10,311. The effect of these changes resulted in an increase of the loss for the nine and three month period ended September 30, 2004 of $10,311 and $3,437, respectively. This increased the deficit accumulated during the development stage to $2,471,607.

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
     As part of our overall embedded software strategy to compete in each target market segment, we focus our core competencies in the design and engineering of intelligent wireless communications software that is platform agnostic, ultra-low in energy consumption and complete portability across all controllers, radios, and operating system platforms. Our software is licensed to various global manufacturers of radio chips, radio frequency modules, and microprocessors used in an increasing number of wireless communications applications and devices. We believe with our software embedded inside, and our advanced network management tools, our intelligent software will make other products perform better.
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
     In terms of penetrating multiple market segments, we focus on silicon manufacturers, specifically controller manufacturers, module manufacturers and OEMs. This is a two-step approach: (a) become an approved third-party vendor and achieve recognition in the manufacturer’s documentation, website and with its sales force (including distributors such as Texas Instruments and Radiocrafts); and (b) the overriding objective is to be embedded directly into the controller by the manufacturer and shipped directly with each controller. Furthermore, we pursue opportunities directly with original equipment manufacturers in automotive products, industrial control/automation, and homeland security applications.
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
Results of Operations
Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
     For the first nine months of 2005 we had virtually no operating revenues, resulting in a net loss applicable to common shares of $2,665,703, or $0.06 net loss per share, compared to a net loss of $793,984 or $0.02 net loss per share for the first nine months of 2004. Cumulative net loss since inception totaled $5,480,069.
     Our net revenue for the nine months ended September 30, 2005 was insignificant at $1,021 as compared to $932 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Company signed license agreements with Radiocrafts, Texas Instruments, and Infineon. These license agreements may generate revenue during the first quarter of 2006. Revenues associated with the license are contingent upon sales of Radiocrafts’ standard RF modules for operation in the license-free ISM bands at 315 / 433 / 429 / 868 / 915 / 2450 MHz.
     Operating expenses for the nine months ending September 30, 2005 were $2,354,640 as compared to $664,322 for the nine months ending September 30, 2004, an increase of 254% or $1,690,318. This increase, as further explained below, is principally due to increases in compensation and professional fees, bad debt, research and development, and selling, general and administrative expenses. Operating expenses increased as the Company developed and implemented its business plan and its reporting obligations with the SEC.

     Our overall increase in absolute dollars of compensation and professional expenses in the nine months ended Sept 30, 2005 compared to the nine months ended September 30, 2004 was $643,876. The increase was primarily due to increased professional services costs of $107,000 of legal fees related to our financing from Montgomery Equity Partners Ltd., Cornell Capital Partners LP and legal and accounting fees in connection with our SEC reporting. Salaries rose due to the addition of sales and programming personnel ($67,000). We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we invest in staff and infrastructure in the areas of information systems and sales and marketing.
     Our overall selling and marketing expenses consist primarily of salaries and other marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs. Expenses, particularly certain marketing and compensation-related expenses, may vary going forward, depending in part on the level of revenue and profits.
     Bad debt expense reflects cash advances totaling $536,495 made to Airbee Automotive Group, Inc., d/b/a Identity, Inc. under the now-rescinded Merger Agreement. We recovered $15,079 through intra-company transfers before the Merger Agreement was rescinded. Even though the merger has been rescinded, we believe we are owed the money and that it should be returned. In accordance with generally accepted accounting principles we have elected to expense this amount as a bad debt in the current period and will recognize future recoveries in the periods received. Nothing in this paragraph is intended in any way to waive any right, title or interest we have to the monies advanced, all of which are expressly reserved.
     The increase in absolute dollars of research and development for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was $101,775. This increase was primarily due to increases in overall expenditures in research and development programs to ensure that our products continue to meet our customer demands. With the demonstration of a working prototype, we expect to capitalize future research and development costs and amortize them going forward.
     Depreciation and amortization expense for the nine months ended September 30, 2005 increased $88,550. Most of this increase is from the amortization of $75,000 in loan financing costs in this period plus another $5,000 for amortization of intellectual property. Interest expense for the nine months ended September 30, 2005 increased $196,569, principally due to charges related to settlement agreement of the $750,000 loan from Montgomery Equity Partners. The interest expense attributable to Notes Payable to Related Parties increased $46,569.
     To date, our financial results typically reflect a development stage company. We have signed several licensing and joint development agreements with prospective clients and have successfully embedded our software onto six difference hardware platforms (Motorola, Texas Instruments, Chipcon, SupaRule, Intel and WinEdge & Wireless).
     With the ZigBee Alliance releasing version 1.0 of its international standard for wireless voice and data communications on December 14, 2004, the Company signed a three-year licensing and teaming agreement with Radiocrafts AS in April to provide ZigBee-ready solutions. Radiocrafts is a leading RF module design and manufacturing company based in Norway. In July 2005 the Company entered in to a three-year licensing agreement with Texas Instruments and in August 2005 the Company entered into a licensing agreement with SoftBaugh, Inc. for a one-year term with a renewal negotiated on an annual basis. We also have signed a nine month development license with Infineon Technologies, a German company, to migrate our ZigBee software to the Infineon product. The license is valued at $35,000 payable on completion of validation testing. The Company has several other agreements in process with international companies pending completion of evaluation and testing for suitability. The Company also has its ZigBee-ready software product in compliance testing with an independent testing agency authorized by the ZigBee Alliance to perform such testing, the results of which are forthcoming.
Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
     Revenues for the three months ending September 30, 2005 were $0 as compared to $932 for the three months ending September 30, 2004.
     Operating expenses for the three months ending September 30, 2005 were $540,464 as compared to $272,645 for the three months ending September 30, 2004, an increase of 98% or $267,819 The increase, as explained above, is principally due to increases in compensation and professional fees, research and development and selling and administrative expenses. No bad debt expense was incurred in this period.
     Compensation and professional fees increased by $151,772 or 79% to $343,900 for the three months ending September 30, 2005 from 192,128 for the three months ending September 30, 2004. This increase was primarily due (a) to a $68,000 increase in sales and administrative salaries and (b) a $68,000 increase in professional fees incurred in connection with SEC reporting, tax return preparation and other legal matters. Management expects SEC reporting costs to decrease significantly in the future.
     Research and development expenses for the three months ending September 30, 2005 were $12,512 as compared to $28,198 for the three months ending September 30, 2004 The Company is now capitalizing its R&D costs with the demonstration of a working prototype. While a majority of the Company’s products are marketable, the Company continues to focus research and development on product extensions and incorporation into potential vendor platforms. Going forward, research and development expenses are expected to be the amortization of capitalized research and development costs.
     Selling, general and administrative expenses increased for the three months ending September 30, 2005 by $63,474 or 124% to $114,833 as compared to $51,359 for the three months ending September 30, 2004. The increase was primarily due to the Company’s commencement of software sales initiatives, including direct customer calling and participation in industry trade shows in the US and abroad to market its products. As the Company attempts to grow and develop its business, the Company expects selling, general and administrative expenses to increase.

     Depreciation and amortization expense increased for the three months ending September 30, 2005 by $68,259 or 7,110% to $69,219 as compared to $960 for the three months ending September 30, 2004. The increase was due to the purchase of equipment for the Company’s development center in Chennai, India and the amortization of financing fees from the transaction with Montgomery Equity Partners, Ltd. which were $62,500 in this period. The Company also began amortizing its intellectual property during the second quarter of 2005 now that license agreements associated with its intellectual property have been and will continue to be executed with third parties thereby establishing the commercial value of the intellectual property.
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
Liquidity and Capital Resources
     Since inception we have principally funded our operations from private placements of securities and management and shareholder loans and contributions. As of September 30, 2005 and 2004, the Company has $1,817,743 and $700,758 outstanding under related party notes, including $122,304 and $64,399 in accrued interest. During the nine months ended September

30, 2005, we issued common stock for cash amounting to $670,559. We issued common stock for compensation amounting to $13,000. We also issued stock for services with a value of $298,494 and we issued stock for financial services underwriting fees totaling $740,000. Proceeds from the sale of common stock and the payment for services with common stock have been used to pay down current payables. Although it is difficult to predict future liquidity requirements with certainty, we expect our cash requirements for working capital, product development and capital expenditures will be financed from our cash, cash equivalents and supplemented by approximately $21,000,000 of debt and equity financing from Montgomery Equity Partners LP and Cornell Capital Partners LP (see below). Most of the funding will be allocated principally for sales and marketing. It is not anticipated that any lack of funding will impact upon the license and development agreements since the software development has been completed for three of our products.
     We have incurred an accumulated deficit at September 30, 2005 of approximately $5,480,069. The Company has negative working capital at September 30, 2005 of $2,583,125. Management believes our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable. We believe the potential funding under the Standby Equity Distribution Agreement discussed below will cover our operating costs until we become profitable.
     On April 26, 2005, the Company executed a promissory note in the amount of $750,000 in favor of Montgomery Equity Partners, Ltd. Pursuant to the terms of the promissory note, Montgomery Equity Partners disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 will be disbursed to the Company after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board. The promissory note has a one-year term and accrues interest monthly at 24% per annum. The promissory note matures within a year from the date of execution. The Company defaulted under the terms of the promissory note and reached a settlement with Montgomery Equity Partners where principal, accrued but unpaid interest and other fees and expenses would be paid through the liquidation of Company stock pledged by an affiliate.
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
     Cash at September 30, 2005 and December 31, 2004 was $16,618 and $87,362, respectively. At September 30, 2005 we had total stockholders’ deficit of $1,968,135 compared to December 31, 2004, when we had total stockholders’ deficit of $1,281,466.
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
     With regard to our current liabilities at September 30, 2005, $1,817,743 is payable to related party note holders and employees who have deferred repayment as well as interest. Trade payables and accrued expenses at September 30, 2005 of $1,401,706 are outstanding and will be paid as they come due or as payment may be extended by agreement of the parties.
     Based on our historical ability to obtain funding (including but not limited to the Cornell Capital partners Standby Equity Distribution Agreement dated April 26, 2005), we believe that sufficient funds will be available until adequate revenues are generated to cover operating expenses as cash flow allows. There are no known trends that are likely to have a material impact on liquidity.
     As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2004 and 2003 and for the nine month period ended September 30, 2005. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.
Key Operating Metrics
     With anticipated revenues commencing during the fourth quarter of 2005, our senior management will regularly review key financial information including net revenues, operating income or loss, earnings or loss per share, changes in deferred revenue, cash flow from operations and free cash. We define free cash as the sum of cash and cash equivalents, short and long-term investments and restricted investments less long-term debt. This information will allow us to monitor the profitability of our business and evaluate the effectiveness of investments that we have made in the areas of customer support, product development, and marketing and site operations. We believe that an understanding of key financial information and how it changes over time will be important to investors, analysts and other parties analyzing our business results and future market opportunities.

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
Item 3. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial

Officer have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were not effective, for the reasons described below (relating to the previously-identified material weakness in internal control over financial reporting). A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes internal control from reducing to an appropriate low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.
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
     On April 26, 2005, the Company executed a promissory note in the amount of $750,000 in favor of Montgomery Equity Partners, Ltd. Pursuant to the terms of the promissory note, Montgomery Equity Partners disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 will be disbursed to after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board Market. The promissory note is secured by shares of stock of a Company affiliate, Mr. Sundaresan Raja. The promissory note has a one-year term and accrues interest monthly at 24% per year. The promissory note was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The promissory note contains a legend restricting its transferability absent registration or applicable exemption. The investor had access to current information concerning the Company at the time of its investment and had the opportunity to ask questions about the Company at the time of its investment. The investor was also deemed to be an accredited investor. The Company defaulted under the terms of the promissory note and has reached a settlement with Montgomery Equity Partners as noted above.
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
     On June 20, 2005, the Company issued 26,667 shares and 5,333 warrants exercisable for a three-year period at $0.82 per share in a private placement for $20,000 cash. The shares were issued to a single investor. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain a legend restricting their transferability absent registration or applicable exemption. The investor had access to current information concerning the Company and had the opportunity to ask questions about the Company. The investor was deemed to be an accredited investor.
     On July 12, 2005, the Company issued 26,506 shares and 5,301 warrants exercisable for a three-year period at $0.85 per share in a private placement for $20,000 cash. The shares were issued to a single investor. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain a legend restricting their transferability absent registration or applicable exemption. The investor had access to current information concerning the Company and had the opportunity to ask questions about the Company. The investor was deemed to be an accredited investor.

     Effective August 1, 2005, the Company issued an option to purchase 250,000 shares to Carolyn McCartney in conjunction with her employment agreement with the Company. The options are exercisable at $0.85 per share. The option is exercisable until August 1, 2010. The option was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The option contains a legend restricting its transferability absent registration or applicable exemption. The employee had access to current information concerning the Company on the date of the option issuance and had the opportunity to ask questions about the Company on the date of the option issuance.
     On August 31, 2005, the Company issued 1,476 shares and on September 30, 2005, the Company issued 916 shares to Adorno & Yoss LLP for legal services rendered which had a total cash value of $1,794. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain a legend restricting their transferability absent registration or applicable exemption. Adorno & Yoss had access to current information concerning the Company at the time of the stock issuances and had the opportunity to ask questions about the Company at the time of the stock issuances. Adorno & Yoss was deemed to be an accredited investor.
     Throughout the quarter ended September 30, 2005, the Company issued 263,848 shares to nine accredited investors for $147,000. In addition, the Company issued 245,576 warrants to these investors at a strike prices ranging between $0.76 and $0.98 per share. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain a legend restricting their transferability absent registration or applicable exemption. The investors received current information about the Company at the time of their investment. The investors also had the opportunity to ask questions about the Company at the time of their investment.
Item 3. Defaults upon Senior Securities.
     The Company entered into a note payable, principal amount of $50,000 payable August 31, 2005. The Company entered into this note in connection with the 2002 acquisition of Connexus Technologies (Pte.) Ltd. The note was non-interest bearing if it was paid prior to August 31, 2003 and if the note was paid between September 1, 2003 and August 31, 2004 the total payment due was $100,000. If the note is paid between September 1, 2004 and August 31, 2005, total payment due is $150,000. The Company, at September 30, 2005 has reflected the value of the note payable, which includes interest at $100,000. The accrued interest is included in accounts payable and accrued expenses. The Company is presently negotiating a final settlement with the lender.
     On April 26, 2005, the Company executed a promissory note for $750,000 to Montgomery Equity Partners, Ltd. Pursuant to the terms of the promissory note, Montgomery Equity Partners disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 will be disbursed to the Company after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board. The promissory note is secured by substantially all of the assets of the Company and shares of stock of an affiliate of the Company. The promissory note has a one-year term and accrues interest monthly at 24% per year. Interest expense for the three months ended September 30, 2005 was $45,000. The Company had difficulty meeting the payment schedule called for by the promissory note and by virtue of a settlement with the lender, the obligation has been repaid by the affiliate’s collateral. Interest expense was charged $150,000 in the current period.
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
Dated: November 14, 2005
AIRBEE WIRELESS, INC.

By:	/s/ Sundaresan Raja
Sundaresan Raja
Chief Executive Officer (Principal Executive Officer)

By:	/s/ E. Eugene Sharer
E. Eugene Sharer
Interim Principal Financial Officer