Form 10KSB
period 2005-12-31
Airbee Wireless, Inc.
filed 2006-04-17
CIK 1297533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2005
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
Common Stock, $0.00004 par value
     Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ☐
     Airbee’s revenue for its most recent fiscal year ended December 31, 2005 was $13,015.
     As of March 9, 2006, the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.28 for the common stock as quoted on that date) was approximately $12,887,150.
     As of December 31, 2005, the Company had 53,637,709 shares of its common stock, $0.00004 par value per share, outstanding.

ii

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
PART I
ITEM 1.      BUSINESS
DESCRIPTION OF BUSINESS
Overview
Airbee Wireless, Inc. is a developer of intelligent connectivity software for wireless voice and data communications designed to comply with the ZigBee global standard. Our software, when embedded on microchips or in various devices, will enable consumer and business devices to connect to each other over short distances without requiring the use of cables or wires. We license our software, which has been designed and engineered to comply with the recently released ZigBee standard for short-range, low-energy consumption, voice and data wireless communications to manufacturers of microprocessors and OEM manufacturers, thereby enabling them to develop an increasing number of wireless communications applications using Airbee’s software, including consumer electronics, medical equipment, sensor and metering equipment, and industrial automation equipment. To date, we have negotiated software licenses with six licensees with revenues to be determined by the licensees’ product commercialization.
We were organized under the laws of the state of Delaware in 2002 to develop a portfolio of embedded wireless connectivity software. In October 2002, we acquired Connexus Technologies (Pte.) Ltd. and its wholly-owned subsidiary, Connexus Technologies (India) Pvt. Ltd., with the intention of securing complementary wireless technology to enhance our operating schema.
In March 2004, we became a member of the ZigBee Alliance, an international industry group formed to facilitate the development of a global standard for the wireless data and voice communications industry. As indicated on the ZigBee Alliance website, the ZigBee Alliance has defined a standard for reliable, short-range, cost-effective, low-power wireless applications. The standard is described on the ZigBee Alliance website at www.ZigBee.com. The ZigBee standard current release of version 1.0 was formally released to the wireless industry on December 14, 2004. It specifies a short-range, low-power, secure wireless data and voice transmission baseline. Release version 1.1 is pending which will require further development of our products to respond to additional standards. With over 130 member companies, we believe the ZigBee standard based on the IEEE 802.15.4 standard for remote monitoring and control applications [released by the Institute of Electrical and Electronic Engineers in May 2003] is emerging as a wireless standard for a host of industrial controls, telemetry, and in-building and home automation networking needs.
We have completed or are about to complete the development of seven of our software products: (1) ZigBee Network Software (ZNS); (2) ZigBee Network Management Solutions (ZNMS); (3) ZigBee Development Kit (ZDK), (4) ZigBee Applications Profile (ZAPP); (5) ZNS(Lite) for small size networks, (6) ZNMS(Lite) for small size networks management; and (7) ZAgent, imbedded into the ZNS product to interface to the ZNMS Management System. These products are available for commercial application and prospective customers are currently testing and evaluating this software at no cost to our company. We completed the ZigBee product certification testing for the ZNS Software Stack in November 2005..

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
Our ZigBee-compliant software is different from Bluetooth standard software. Bluetooth standard product applications need to be built on the originally conceived Bluetooth standard microprocessor, which is expensive, bulky, and generally less reliable. Alternatively, Airbee software is highly customizable and is platform agnostic—meaning it can be ported to run on most microprocessors and operating systems. Moreover, users of products with Airbee software embedded inside can also, we believe, achieve benefits in other areas. For instance, by eliminating the need for wires when installing backup alarm systems in cars, the auto manufacturer saves on the cost of components and labor, while reducing assembly times, and providing the public with a safer car at affordable prices. The same is true for a homebuilder when installing centrally monitored smoke alarms, home security systems, or other monitoring devices. Example product applications include sensor-based systems, personal digital appliances (PDAs), home networking, automated meter reading, agriculture and healthcare. The ZigBee website provides several comparisons between the Bluetooth and our technologies which support our assertion as to reduced cost of the ZigBee solution to the end user. The battery power consumption, battery life, microprocessor cost and range of operation all are factors in the cost comparison.
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
Identity Acquisition
In May 2005, we acquired a wholly-owned interest in Identity, Inc., a Delaware corporation from an unrelated third party, Daniel R. Nelson. By mutual agreement, this acquisition was rescinded in August 2005.
Products
We have completed or are about to complete the development of seven of our software products: (1) ZigBee Network Software (ZNS); (2) ZigBee Network Management Solutions (ZNMS); (3) ZigBee Development Kit (ZDK), (4) ZigBee Applications Profile (ZAPP); (5) ZNS(Lite) for small size networks, (6) ZNMS(Lite) for small size networks management; and (7) ZAgent, imbedded into the ZNS product to interface to the ZNMS Management System.
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
Our portfolio of software products is identified as ZigBee Network Software (ZNS) [the ZigBee Network System implementation of the mesh network topology] generally connected over the emerging Wireless Personal Area Network (WPAN) or the Wireless Local Area Network (WLAN) and building automation space. The table below identifies our current software portfolio. The completed Airbee proprietary peer-to-peer, star and mesh topologies are being marketed to customers not requiring ZigBee-compliant protocols. “ZigBee compliant protocols” refer to standards in procedure or software. “ZigBee-compliant products” refer to commercially ready for sale products which have been tested and certified as compliant with the ZigBee specifications. “ZigBee-ready” refers to commercially ready for sale products which have been designed and produced to the ZigBee specifications but have not been test certified as ZigBee-compliant. There could be no difference in a product between the two designations but it is known only after certification. There may be minor changes in a certified product upon completion of the certification testing.
ZigBee-ready software has been designed and is ready for customer use. The “In Development” designation is applied until such time as the software undergoes certification by an independent testing facility and can then be called “ZigBee-compliant”. Until the software is ZigBee-compliant, it may be referred to as being “ZigBee-ready”. Our ZigBee-compliant software is currently available for sale and use. The sale of our products is not necessarily dependent on certification by an independent third party. Our other products are software supplements to ZigBee compliant products and as such do not require certification and labeled as ZigBee-compliant. The products may be sold separately or together as a group. This will depend on the customer and its requirements for its marketplace.
The following is a chart showing the status of the Airbee Proprietary and ZigBee compliant protocols:

Name/Protocol	Airbee Proprietary	ZigBee Ready	ZigBee-Compliant
Peer-to-Peer	Completed	Completed	Testing Completed
Star	Completed	Completed	Testing Completed
Mesh	Completed	Completed	Testing Completed
Mobile Mesh	Deferred	Deferred	Deferred
We have deferred the Mobil Mesh development until we see a market need, thereby conserving our technical and financial resources.
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
Alternative Route
As soon as source node decides to send the packet through route 2, it uses LK as a relay and transmits the packet. If LK goes out of the network, the source will wait for ACK timeout and look for another route to reach the destination node.
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
Our ZigBee-compliant software operates in the unlicensed radio frequency bands worldwide, including 2.4GHz (Global), 915Mhz (Americas) and 868Mhz (Europe). Raw data throughput rates of 250kbs can be achieved at 2.4GHz (16 channels), 40kbs at 915Mhz (10 channels) and 20kbs at 868Mhz (1 channel). Transmission distance ranges from 10 meters to 1.6 kilometers, depending on power output of the transceiver and environmental characteristics. While battery life is ultimately a function of battery capacity and application usage, the ZigBee protocol was designed to support very long life battery applications. Since our software products are designed to the ZigBee specification and all other vendors’ products are designed to the same specification, upon successful completion of the certification testing, we expect that products which use our software will meet the expected ZigBee battery life called for in the specifications. Based upon information contained in the ZigBee Alliance website, users can expect a multi-year battery life when using standard batteries in a typical monitoring application.
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
Current Applications
To date, we have operated and demonstrated our products on the microprocessors from the following manufacturers: Freescale, Texas Instruments, Chipcon, Atmel, SupaRule, Zilog, Infineon, ZMD, Radiocrafts, Compel, Jennic, SoftBaugh and any 8051 processor). They are all microprocessors on which our ZNS software stack operates. The products are designed to work together as a system or they may be used independent from each other and work with other vendor’s products.
Additional Software Products
We have a series of additional software products which augment and extend the features of the core software embedded products which are now commercially available. These products fall outside of ZigBee specifications and do not require ZigBee compliance. Each software product has been announced and literature distributed at trade shows and conferences in November and December of 2004 and in March, May and September of 2005. All of the products are operational, commercially available and have been demonstrated at trade shows. They are separate products and licensed separately. They are designed to work together as a system but can operate separately.
We have designated the principal software product as Airbee-ZNS, which enables target hardware ZigBee module providers, OEMS, integrators and silicon vendors to imbed our proven ZigBee protocol stack software. This approach enables device makers to quickly bring ZigBee compliant products to market. Airbee-ZNS is a comprehensive protocol stack suite that is designed to be portable across microcontrollers, radios and real-time operating systems. Airbee-ZNS adapted image can be created for any microcontroller, radios and real-time OS environment. We have successfully demonstrated the platform agnostic assertion on five separate hardware platforms and have done so at the WiCon American Conference, the ZigBee open house in Seoul, Korea and at a ZigBee open house in San Francisco.
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
Airbee-ZNMS™ provides the foundation needed to meet our customers’ needs for rapid deployment of new services, while streamlining their ability to provide and monitor key network resources in deploying large networks with tens-of-thousands of nodes by doing the following:
•	Reduce operational expenses by simplifying and integrating device management processes;

•	Streamline management through a common interface and speed device provisioning with point-and-click operations to rapidly establish end-to-end device and network connectivity;-

•	Ensure consistent, simplified logical provisioning of individual devices through a series of pull-down menus;-

•	Provide performance quality and reliability by establishing a variety of traps for alarm indications and statistics logging for all objects in a WPAN network;-

•	Provide secure access to a network with password protection on three levels and audit trails that record activities such as addition or modification of devices, Airbee-ZNS version updates, and Airbee-ZAgent, application code and sensor interfaces;-

•	Present network statistics for real-time status information on devices, radio frequency (RF) performance, link-quality and data routing;-

•	View key usage data on sensor interfaces for network planning and trend analysis.-
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
Airbee-ZAPP
This software is built on the ZNS ZigBee stack and is a Serial Port Profile and I/O Mapping (SPPIO) application. It presents a set of versatile and powerful features to help application engineers quickly and economically deploy it in a wide range of applications. It eliminates the need for special or expensive software tools or programming ability to create any applications solution. Device configuration and network formation is easily done using a set of AT commands.
Airbee-ZStudio
This software enables application developers to develop new applications and extend existing back-end applications to a large variety of mobile computing devices with faster time to market and lower cost than custom coding and point solutions. In addition to offloading complex mobile run-time middleware, organizations can take advantage of

Airbee-Studio’s visual programming environment to empower developers to focus on transactional applications. This product is not yet available but has been announced.
Competition
Figure 8 Wireless, a subsidiary of Chipcon A.S., a Norwegian semiconductor company (recently acquired by Texas Instruments) that designs, produces and markets high-performance standard radio frequency integrated circuits (RF-ICs) for use in a variety of wireless applications, currently provides embedded software for wireless sensors and control networks based on the ZigBee standard. Its principal product is the Z-stack. Figure 8’s target markets include home automation, building automation, industrial automation, consumer electronics (including, but not limited to, wireless remote controls and gaming consoles), and asset management.
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
To the best of our present knowledge, there are no dominant competitors within our target market for licensing ZigBee-compliant applications for wireless voice and data communications. As the ZigBee ready software market is in the early stages of development, we expect the competitive field to broaden markedly. To date the ZigBee standard has had limited penetration into the embedded wireless communication commercial market because the global ZigBee standard was only released on December 14, 2004.
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
Our primary competition comes from internal research and development departments of hardware companies that develop embedded systems in-house and in several cases may be our prospective customers. In many cases, companies that develop wireless systems in-house have already made significant investments of time and effort in developing their own internal systems, making acceptance of our products as a replacement more difficult. Additionally, we may yet compete with independent software vendors who have yet to enter the market space we are in. Some of the companies that develop embedded systems in-house and some of these independent software vendors, such as Microsoft Corporation, have significantly greater financial, technical, marketing, sales and other resources and significantly greater name recognition than we do.

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
Business Strategy Evolution
Technological feasibility for the Airbee UltraLiteTM (forerunner to our current and more developed software) was established on November 20, 2002, with completion of the detailed product design (V1.0). Working models for the Airbee UltraLiteTM proprietary 900 MHz and the UltraLiteTM 2.4GHz were delivered on March 7, 2003 and April 3, 2003, respectively. Our ZigBee standard software built on the IEEE 802.15.4 WPAN standard was released at the end of October 2004.
Our software is designed with the purpose of facilitating connectivity: people-to-people, things-to-things and people-to-things. We do not manufacture products in which our connectivity software is embedded. Instead, we license our connectivity software to third parties, such as microprocessor manufacturers and various OEM manufacturers. Our internal quality assurance effort is vested with the test team comprised of three employees, which operates separately from the development team. Data is collected and documented by the test team and fed back to the developers for fixes as necessary. Further, the certification effort also inserted another level of quality control to the product evolution. We are also supporting our customers for an initial period of time to assure the customer understands how to use our products in his development efforts. We also rely upon the quality assurance programs and internal monitoring of quality control of our customers. However, since the software is embedded at the customer location and the application software is written by the customer to its customer requirements, the proper application of our software will be the responsibility and under the control of our customers.
We have recently formed a new business unit whose mission is to take development contracts for clients using our software products as a platform on which an application is to run. We believe this will facilitate the use of our products and allow quicker time to market.
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
Governmental Approvals
We do not believe that there is a need for any specific governmental approval for any of our software products. Our radio frequency integrated circuit software product is sold to OEM customers who will embed the software into their own products. They may be required to adhere to certain Federal Communications Commission section requirements because their devices/products contain a radio transmitter. We believe that the OEM customers will obtain any required licensing as applicable in any particular country.
Employees
As of February 28, 2006, we employed 35 full-time employees, of which 10 are executive or administrative (5 based in India) and 25 are technical (all based in India). From time to time, we utilize various contractors. We have no collective bargaining agreements with our employees.
ITEM 2.      PROPERTY
     Our principal executive offices are located in approximately 624 square feet of office space at 9400 Key West Avenue, Rockville, MD 20850. The term of the lease is month-to-month at $2,730 per month.
     We lease approximately 6,658 square feet of office space at 92 Dr. Natesan Road, Mylapore, Chennai 600004, Tamil Nadu, India. The leases expire at various dates through 2008. The total rental expense under leases was $28,899 in 2005 and $12,523 in 2004 and expected to be $39,354 in 2006.
     We have no plans to renovate any of our current facilities and believe that our current facilities are sufficient to maintain our current and anticipated operations.
ITEM 3.      LEGAL PROCEEDINGS
In an action commenced in Denver, Colorado, on July 13, 2004, we received a summons to appear on July 29, 2004 in County Court, Denver County or file an answer to the summons by that date. The complaint alleges that we used a telephone facsimile machine, computer or other device to send unsolicited advertisements to the facsimile machine of Buddy Brown without having obtained prior express permission to do so and sought damages up to a maximum of $15,000. The case was dismissed by the court on February 17, 2005. Plaintiff appealed and on March 10, 2006, the appeal was dismissed.
In an action commenced in Union County, New Jersey, on July 31, 2005, we received a summons to appear in the Superior Court of New Jersey, Union County or file an answer to the summons. The complaint alleges that we used a telephone facsimile machine, computer or other device to send unsolicited advertisements to the facsimile machines of approximately 30 plaintiffs without having obtained prior express permission to do so, and sought damages up to a maximum of $65,000 plus costs and attorneys fees. We served our answer denying liability and asserting numerous defenses and affirmative defenses. The case is currently being settled for $5,500 in exchange for full releases by the plaintiffs.
     In an action commenced in the District Court of Maryland for Montgomery County in October 2005, our former chief financial officer sued us for non-payment of wages, interest, statutory damages and attorney’s fees. We filed an answer to the complaint generally denying liability and asserting seven counterclaims against plaintiff including breach of fiduciary duty and duty of loyalty. On January 6, 2006, plaintiff amended his complaint to assert causes of action against our CEO, COO and outside director (Mal Gurian). The individual defendants have filed a motion to dismiss, which is presently pending. See Note 9 to the Financial Statements in Item 7 for a more detailed description of this litigation.
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES
     Our common stock is quoted on the Pink Sheets Over-the-Counter securities market under the symbol “ABEW.” On December 30, 2005, the closing sale price of our common stock was $0.31.
     The following table sets forth the high and low bid prices for the common stock for each calendar quarter since our stock began trading on January 28, 2004, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low
2004
January 2004 – March 2004	$1.00	$0.20
April 2004 – June 2004	$0.62	$0.30
July 2004 – September 2004	$0.34	$0.20
October 2004 – December 2004	$0.30	$0.17
2005
January 2005 – March 2005	$0.50	$0.24
April 2005 – June 2005	$1.27	$0.52
July 2005 – September 2005	$0.84	$0.37
October 2005 – December 2005	$0.57	$0.13
     As of April 11, 2006, there are currently 61,447,153 shares of our common stock outstanding. 15,953,131 of our outstanding shares of common stock are free-trading. The remaining shares of our common stock are defined as restricted stock under the Securities Act. Of the 61,447,153 shares currently outstanding, 29,891,244 shares are owned by our affiliates, as that term is defined under the Securities Act. Absent registration under the Securities Act, the sale of our remaining outstanding shares is subject to Rule 144. Under Rule 144, if certain conditions are satisfied, a person (including any of our affiliates) who has beneficially owned restricted shares of common stock for at least one year is entitled to sell within any three month period a number of shares up to the greater of 1% of the total number of outstanding shares of common stock, or if the common stock is quoted on NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of ours for at least three months immediately preceding the sale, and who has beneficially owned the shares of common stock for at least two years, is entitled to sell the shares under Rule 144 without regard to any of the volume limitations described above.
Stockholders
     As of December 31, 2005, we believe there were approximately 1,050 holders of record of our common stock.
Dividends
     We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.
Equity Compensation Plan Information
     The table below provides information relating to all of our outstanding options and warrants, including options authorized for issuance under our compensation plans as of December 31, 2005.

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	48,132,735	$0.2251	22,385,000
Equity compensation plans not approved by security holders	0	0	0
Total	48,132,735		22,385,000
Employee Stock Option Plan
     Effective August 18, 2002, our board of directors and a majority of our shareholders approved the Airbee 2002 Stock Option Plan. The plan has 75,000,000 shares authorized for issuance. On May 1, 2003, we adopted the Airbee Wireless, Inc. 2003 Outside Directors Stock Option Plan. We have designated 12,500,000 shares of common stock for the plan. As of December 31, 2005, 150,000 options were granted under this plan. The plan has essentially the same parameters as the employee stock option plan and terminates on May 31, 2013.
Related Stockholder Matters
The following stock transactions occurred in 2005:
     Effective January 1, 2005, the Company issued options to purchase 150,000 shares of common stock to an individual in conjunction with his appointment to the board of directors. The options vest over one year in equal quarterly installments. The options are exercisable at $0.22 per share for a period of five years from the date of issuance. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The director received information concerning our company and had the ability to ask questions concerning our company.
     On January 13, 2005, the Company issued 400,000 shares of common stock to an organization in return for business and financial consulting services, which included assisting us with strategic planning, marketing and financial positioning strategies. The shares were issued for services valued at $120,000 at the time of issuance. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning our company and had the ability to ask questions concerning our company.
     On February 10, 2005, the Company issued to an organization 375,000 shares of common stock for services valued at $260,000 at the time of issuance. The shares were issued to the organization in return for providing investor relations and public relations services. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning our company and had the ability to ask questions concerning our company.
     In March 2005, the Company issued 982,143 restricted shares of common stock to five accredited investors for $350,000. In addition, the Company issued 125,000 warrants to these investors at a strike price of $0.48 per share and 71,429 warrants at $0.36. These investors were deemed accredited as defined under Regulation D. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain the appropriate legends restricting their transferability absent registration or applicable exemption. The investors received information concerning our company and had the ability to ask questions concerning our company.

     Effective March 1, 2005, the Company issued options to purchase 1,000,000 shares of common stock to an officer of the Company in conjunction with his employment agreement with the Company. The options are exercisable at $0.32 per share for a period of five years from the date of issuance. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The officer received information concerning our company and had the ability to ask questions concerning our company.
      In April 2005 an organization received 592,000 shares of common stock as a one-time commitment under a now-rescinded Standby Equity Distribution Agreement (defined in Item 6 herein) for issuance costs valued at $740,000. The organization also received warrants to purchase another 200,000 shares of common stock exercisable at $0.001 per share for a period of two years from the date of issuance. These warrants were valued at $139,815 using the Black-Scholes option-pricing model. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning our company and had the ability to ask questions concerning our company.
     In April, 2005, the Company issued to an organization 8,000 shares of common stock as a placement agent fee under a placement agent agreement relating to the now-rescinded Standby Equity Distribution Agreement for services valued at $10,000. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning our company and had the ability to ask questions concerning our company.
     On May 2, 2005, the Company entered into an agreement and plan of merger by and among Identity, Inc., a Delaware corporation and Daniel R. Nelson, Airbee and Airbee Automotive Group, Inc., a wholly owned subsidiary of Airbee, whereby the Company’s wholly owned subsidiary merged with and into Identity, Inc. Pursuant to the Merger Agreement, the surviving entity became a wholly owned subsidiary. The Company issued 7,692,808 shares of restricted common stock to Daniel R. Nelson, the sole shareholder of Identity, Inc. The shares issued to Mr. Nelson are valued at $5,000,000, which is based upon the 30-day average closing price of our common stock through April 25, 2005. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain the appropriate legends restricting their transferability absent registration or applicable exemption. The shareholder received information concerning our company and had the ability to ask questions concerning our company. By mutual agreement the Merger Agreement was rescinded in August 2005. The shares have been retroactively canceled and are reflected in these financial statements.
     On May 9, 2005, the Company issued 2,854 shares and on June 1, 2005, the Company issued 2,643 shares for legal services rendered which had a total cash value of $3,078. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning our company and had the ability to ask questions concerning our company.
     On May 9, 2005, the Company issued 21,104 shares to one of its employees as compensation valued at $13,000 at the time of issuance. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain the appropriate legends restricting their transferability absent registration or applicable exemption. The employee received information concerning our company and had the ability to ask questions concerning our company.
     On May 16, 2005, the Company issued an option to purchase 1,500,000 shares to an executive officer of the Company exercisable at $0.82 per share and in conjunction with his employment agreement with the Company. The option is exercisable until May 16, 2010. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The officer received information concerning our company and had the ability to ask questions concerning our company.
     On June 1, 2005, the Company issued 1,750,000 restricted shares to a former director of the Company, for the exercise of two warrants for cash of $12,000. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain the appropriate legends restricting their transferability absent registration or applicable exemption. The warrant holder received information concerning our company and had the ability to ask questions concerning our company.
     On June 20, 2005, the Company issued 26,667 shares and 5,333 warrants exercisable for a three-year period at $0.82 per share in a private placement for $20,000 cash. The investor was deemed accredited as defined under Regulation D. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain the appropriate legends restricting their transferability absent registration or applicable exemption. The investor received information concerning our company and had the ability to ask questions concerning our company.
     On July 12, 2005, the Company issued 26,506 shares and 5,301 warrants exercisable for a three-year period at $0.85 per share in a private placement for $22,000 cash. The investor was deemed accredited as defined under Regulation D. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain the appropriate legends restricting their transferability absent registration or applicable exemption. The investor received information concerning our company and had the ability to ask questions concerning our company.
     Effective August 1, 2005, the Company issued options to purchase 250,000 shares of common stock to an employee in conjunction with her employment agreement with the Company. The options are exercisable at $0.85 per share for a period of five years from the date of issuance. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The employee received information concerning our company and had the ability to ask questions concerning our company. The employee left the company as of December 31, 2005 and the options were cancelled without being exercised.
     On August 16, 2005, the Company issued to an organization 125,000 shares of common stock for services valued at $68,750 at the time of issuance. The shares were issued to the organization in return for providing investor relations and public relations services. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning our company and had the ability to ask questions concerning our company.
     On August 31, 2005, the Company issued 1,476 shares and on September 30, 2005, the Company issued 916 shares for legal services rendered which had a total cash value of $1,794. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning our company and had the ability to ask questions concerning our company.
     Throughout the quarter ended September 30, 2005, the Company issued 263,848 shares to nine accredited investors for $145,000. In addition, the Company issued 245,576 warrants to these investors at a strike prices ranging between $0.76 and $0.98 per share. The investors were deemed accredited as defined under Regulation D. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain the appropriate legends restricting their transferability absent registration or applicable exemption. The investors received information concerning our company and had the ability to ask questions concerning our company.
     Throughout the quarter ended December 31, 2005, the Company issued 1,337,038 shares to 11 accredited investors for $336,830. In addition, the Company issued 1,609,765 warrants to these investors at strike prices ranging between $0.21 and $0.80 per share. In connection with the December 29, 2005 Montgomery Equity Partners convertible debenture (see Note 5) the Company issued 2,000,000 warrants exercisable over three years as follows: 1,000,000 warrants at a strike price of the lesser of 80% of the average closing bid price for the 10 trading days preceding exercise or $0.20 per share; 500,000 warrants at a strike price of the lesser of 80% of the average closing bid price for the 10 trading days preceding exercise or $0.30 per share; and 500,000 warrants at a strike price of $0.001. The investors were deemed accredited as defined under Regulation D. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain the appropriate legends restricting their transferability absent registration or applicable exemption. The investors received information concerning our company and had the ability to ask questions concerning our company.

     Throughout the quarter ended December 31, 2005, the Company issued 4,576 shares for legal services rendered which had a total cash value of $1,784. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning our company and had the ability to ask questions concerning our company.
     On November 4, 2005, the Company issued 16,667 shares to one of its employees as compensation valued at $6,500 at the time of issuance. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain the appropriate legends restricting their transferability absent registration or applicable exemption. The employee received information concerning our company and had the ability to ask questions concerning our company.
     Throughout the quarter ended December 31, 2005, the Company issued 225,000 shares to two organizations providing financial and investment banking services valued at $107,000 at the time of issuance. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organizations received information concerning our company and had the ability to ask questions concerning our company.
     On October 17, 2005, the Company issued 50,000 restricted shares for the exercise of a warrant for cash of $10,000. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain the appropriate legends restricting their transferability absent registration or applicable exemption. The warrant holder received information concerning our company and had the ability to ask questions concerning our company.
     Effective November 2, 2005, the Company issued options to purchase 250,000 shares of common stock to an employee of the Company. The options are exercisable at $0.39 per share for a period of five years from the date of issuance. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The employee received information concerning our company and had the ability to ask questions concerning our company.
     On November 15, 2005, the Company issued 5,502,135 shares of stock from the exercise of stock options from one of its officers. The exercise price was $0.00004. On September 19, 2005, the Company also issued 1,454,268 shares of stock from the exercise of stock options from one of its former officers. This was a cashless exchange. In this exchange, 291,683 shares were returned to the Company and are included in its treasury and reflected as treasury stock on the consolidated balance sheet. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The officers received information concerning our company and had the ability to ask questions concerning our company.
     On December 30, 2005, the Company received a subscription for 250,000 shares of stock from an accredited investor for $77,500. In addition, the Company issued 250,000 warrants to this investor at a strike price of $0.56 per share. The subscription was paid on January 4, 2006. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning our company and had the ability to ask questions concerning our company.
     On December 29, 2005, in connection with the Convertible Debenture with Montgomery Equity Partners, Ltd. (“Montgomery”) executed that day, the Company placed 13,586,956 shares of common stock with the escrow agent appointed by the Company and Montgomery to hold the pledged shares pursuant to the Securities Purchase Agreement and Escrow Agreement of even date. The escrow agent is not entitled to exercise any voting rights in connection with these shares and may not sell or otherwise transfer title to them until such time as they are converted or returned to the Company. Absent any such event causing conversion of these pledged shares, no beneficial ownership exists and while these shares are issued they are not considered to be outstanding and are not counted in common stock outstanding reported in this Form 10-KSB and the financial statements contained therein.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
•	Airbee Wireless, Inc. continues as a development stage company concentrating on software development. During 2005 we signed six licensing agreements and one application development agreement with foreign and domestic customers such as Radiocrafts (Norway), Texas Instruments (USA) and Infineon (Germany). Our ZNS Software stack was certified ZigBee-compliant through an independent testing laboratory during the fourth quarter of 2005.

•	We had a $3,705,654 net loss before provision for income taxes in 2005 and our cumulative loss since August 9, 2002 (Inception) is $6,520,020. Liquidity and capital resources issues continue to constrain growth but given signs of an emerging marketplace for our software and our track record of raising capital, we believe we will be able to obtain sufficient funds to continue operations until we can generate revenue from our license agreements. We raised almost $1.1 million in 2005 from the sale of stock to accredited investors and through the exercise of warrants.

•	Risk factors include –
o	Royalties from the license agreements are dependent on our customers’ ability to create demand and market acceptance for their product.

o	Our international operations involve inherent risks that include currency controls and fluctuations, tariff and import regulations, and regulatory requirements that may limit our or our customers’ ability to manufacture, assemble and test, design, develop or sell products in particular countries.
•	Fifteen percent of our operating loss in 2005 is attributable to bad debt expense associated with the write-off of money advanced to merger partner Identity, Inc. before the merger was rescinded in August 2005. The Company is pursuing all available options to recover these funds.

•	We have created a new business unit in the fourth quarter of 2005 to take on development contracts using our software products as a base and creating for our customers the application solution. The first such contract will complete early in 2006. This need is satisfied for the customer in that he will not need any special imbedded software tools or technical capability once the specification is developed and agreed to.
Overview
Airbee Wireless, Inc. (hereinafter called “Airbee” or “Company”) finished 2005 as it began – as a developer of intelligent connectivity software for wireless voice and data communication designed to comply with the ZigBee global standard. See Item 1, above, for descriptions of our business, our marketplace and our products. Foremost among our achievements in 2005 was completion of the ZigBee product certification from an independent testing laboratory for our ZNS Software Stack in November.
We continued the buildup of our technical resources in our R&D center and at year end we had more than 30 software engineers working on our several development projects. We also hired two key personnel resources during the year with the addition of a Vice President for Marketing and Sales and with a Chief Executive Officer of our development center in India.
Results of Operations
     Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
     During 2005 we had minimal operating revenues of $13,015, resulting in a net loss applicable to common shares of $3,705,654, or $0.08 net loss per share, compared to a net loss of $1,136,743 or $0.03 net loss per share for 2004. Cumulative net loss since inception totaled $6,520,020.
     Our net revenue for the year ended December 31, 2005 was insignificant at $13,015 as compared to $0 for the year ended December 31, 2004. During 2005, the Company signed license agreements with Radiocrafts, Texas Instruments, SoftBaugh, Jennic, Compel JSC and Wireless People. These license agreements may generate revenue during the second quarter of 2006 but depend upon sales of the licensees’ products containing our software. We also signed an application development agreement with Infineon during 2005 and one with SensiTool in 2006. These agreements require us to embed our software in the customer’s application for a fixed fee, generally paid in stages as benchmarks are met.
     Operating expenses for the year ended December 31, 2005 were $3,422,209 as compared to $1,142,472 for the year ended December 31, 2004, an increase of 200% or $2,279,737. This increase, as further explained below, is principally due to increases in compensation and professional fees, bad debt, research and development, and selling, general and administrative expenses. Operating expenses increased as the Company developed and implemented its business plan and its reporting obligations with the SEC.
     Our overall increase in absolute dollars of compensation and professional expenses for the year ended December 31, 2005 compared to the year ended December 31, 2004 was $1,480,361. The increase was primarily due to increased professional services costs of $790,729 of legal fees related to our financing from Montgomery Equity Partners Ltd. and Cornell Capital Partners LP, $139,815 in one-time commitment fees associated the warrants issued to Cornell Capital Partners LP, legal defense costs for suits against the company, and legal and accounting fees in connection with our SEC reporting. Salaries rose due to the addition of sales personnel in the U.S. ($160,000) and a CEO, administrative staff, and programming staff in India ($391,000) in accordance with the Company’s plan to improve the administrative function in India and to bring previously out-sourced software development work back in-house. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.
     Our overall selling and marketing expenses consist primarily of marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs. Expenses, particularly certain marketing and compensation-related expenses, may vary going forward, depending in part on the level of revenue and profits.
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
     The decrease in absolute dollars of research and development expense for the year ended December 31, 2005 compared to the year ended December 31, 2004 was $332,244. With the demonstration of a working prototype, we were permitted to capitalize research and development costs and amortize them going forward. Our intangible assets (primarily capitalized R&D) increased by $599,882, net of amortization, from December 31, 2004 to December 31, 2005 to $765,857 as we increased our overall expenditures in research and development programs to ensure that our products continue to meet our customer demands.
     Depreciation and amortization expense for the year ended December 31, 2005 increased $94,034. Most of this increase is from the amortization of $75,000 in loan financing costs in this period plus another $7,500 for amortization of intellectual property. Interest expense for the year ended December 31, 2005 increased $247,268, principally due to charges related to settlement agreement of the $750,000 loan from Montgomery Equity Partners. The interest expense attributable to Notes Payable to Related Parties was $57,234 in 2005 as compared to $84,918 in 2004.
Liquidity and Capital Resources
Since inception, we have principally funded our operations from private placements of securities and management and shareholder loans and contributions of $2,938,808. As of December 31, 2005 and 2004, we have $2,086,766 and $1,273,431 outstanding under notes and accrued payroll, including $65,529 and $192,469 in accrued interest. During 2005, we received an aggregate of $1,078,715 from accredited investors in consideration of 2,886,202 shares of our common stock and 2,081,154 common stock purchase warrants. Also during 2005, we received $22,000 from the exercise of common stock purchase warrants for 1,800,000 shares. Proceeds were used to pay down current payables. We will require approximately $5 million to continue operations for the next 12 months. Most of the funding will be allocated principally for sales, marketing and working capital. It is not anticipated that any lack of funding will impact upon the existing license and development agreements with our customers since our software development has been completed for three of our products.
We have incurred an accumulated deficit at December 31, 2005 of $6,520,020 compared to $2,814,366 at December 31, 2004. We had negative working capital at December 31, 2005 of $3,910,177 compared to negative working capital of $1,459,481 at December 31, 2004. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.
We entered into a note payable dated August 31, 2002, principal amount of $50,000 payable on or before August 31, 2005. We entered into this note in connection with the 2002 acquisition of Connexus Technologies (Pte.) Ltd. While nominally non-interest bearing, the amount to be repaid varied with each anniversary date of the note. If paid prior to August 31, 2003, only $50,000 was due. If the note was paid between September 1, 2003 and August 31, 2004 the total payment due was $100,000. If paid between September 1, 2004 and August 31, 2005, total payment due was $150,000. During the fourth quarter of 2005, we restructured the note with the lender to provide for interest from the date of the note until paid at 12% per annum. At December 31, 2005, principal and accrued interest on this note totaled $73,085, which was converted to common stock with the consent of the note holder in January 2006.
On April 20, 2005, we entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, LP (“Cornell”). Pursuant to the SEDA, Cornell was to purchase shares of our common stock for a total purchase price of up to $20 million. Cornell’s obligation to purchase shares of our common stock under the SEDA was subject to certain conditions, including that we obtain an effective registration statement for shares of our common stock sold under the SEDA. Cornell and Airbee subsequently determined that it was in the best interest of both parties to terminate the SEDA. On October 19, 2005 we entered into a Termination Agreement with Cornell to terminate SEDA and all agreements related thereto. No shares of stock were issued pursuant to the SEDA.
On April 26, 2005, the Company executed a promissory note in the amount of $750,000 in favor of Montgomery Equity Partners, Ltd. (“Montgomery”). Pursuant to the terms of the promissory note, Montgomery disbursed the entire $750,000 to the Company on the date the note was executed and an additional $250,000 was to be disbursed after the Company’s common stock commenced trading on the Over-the-Counter Bulletin Board. The promissory note had a one-year term and accrued interest monthly at 24% per annum. The Company defaulted under the terms of the promissory note and reached a settlement with Montgomery where principal, accrued but unpaid interest and other fees and expenses would be paid through the liquidation of Company stock pledged as security by an affiliate.
On December 29, 2005, we entered into a Securities Purchase Agreement with Montgomery Equity Partners Ltd. (“Montgomery”) pursuant to which we issued Montgomery secured convertible debentures in the principle amount of $500,000. Of these secured convertible debentures, $350,000 was funded on December 29, 2005. The remaining $150,000 has not yet been funded as of March 10, 2006. The secured convertible debentures are convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of (a) eighty percent (80%) of the lowest closing bid price of the common stock for the ten (10) trading days immediately preceding the closing date or (b) eighty percent (80%) of the lowest closing bid price of common stock for ten (10) trading days immediately preceding the conversion date. The secured convertible debentures have a term of two (2) years, piggy-back registration rights and accrue interest monthly at the rate of fifteen percent (15%) per year.
In connection with the Securities Purchase Agreement we issued Montgomery three warrants to purchase a total of 2,000,000 shares of our common stock. The warrants are exercisable for a period of three years. The exercise price for the first warrant for 1,000,000 shares is the lesser of 80% of the lowest closing bid price for the five trading days immediately preceding the exercise date or $0.20 per share. The exercise price for the second warrant for 500,000 shares is the lesser of 80% of the lowest closing bid price for the five trading days immediately preceding the exercise date or $0.30 per share. The exercise price for the third warrant for 500,000 shares is $0.001 per share.
Our principle sources of liquidity have been private placements of our securities and loans from management and shareholders. There will continue to be an operating cash flow deficit from the licensing of embedded software in the near term.

Cash at December 31, 2005 and, 2004, respectively, was $27,854 and $87,362. At December 31, 2005 and 2004, respectively, we had total stockholders’ deficit of $3,058,656 and $1,281,466.
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
With regard to our current liabilities at December 31, 2005, $2,086,766 is payable to related note holders and employees who have deferred repayment as well as interest. Except for the note of an employee who left the Company in August 2005, such amounts are due on December 31, 2005, but were converted to equity in January 2006. The departed employee’s notes, now totaling $111,667 plus accrued interest, are part of litigation between the parties. Trade payables at December 31, 2005 of approximately $717,708 are outstanding and will be paid as they come due or as payment may be extended by agreement of the parties. One vendor, MindTree Consulting Pvt. Ltd. (“MindTree”), accounted for 51% of the Company’s accounts payable. MindTree provided services to the Company under a Time and Materials Contract dated March 30, 2005 (the T&M Contract”). On a monthly basis, MindTree invoiced the Company for work it performed. Payment terms were net 30 days. The Company was unable to pay the invoices as they became due and, by informal agreement, extended the repayment terms monthly. On December 15, 2005, the Company entered into a written agreement with MindTree by which it agreed to pay MindTree $200,000 on or before December 23, 2005 and $100,000 per month on the last business day of each succeeding month until the outstanding indebtedness of approximately $580,000 was fully paid. The Company’s performance was secured by the software code (the “Intellectual Property”) MindTree developed under the T&M Contract. If the Company defaulted in making any payment when due and such default was not cured within five business days after receipt of a notice of default, MindTree would be entitled to co-own the Intellectual Property, with any revenue the Company realized from the Intellectual Property during the co-ownership period to be split 50-50 with MindTree. If full payment is made on or before April 30, 2006, full ownership of the Intellectual Property reverts to the Company.
To date, the Company has paid MindTree $200,000 pursuant to this agreement. As of April 11, 2006, the Company is behind in making the scheduled payments. MindTree has not yet issued any notice of default. The Company expects to complete or substantially complete the repayment by the April 30th deadline. MindTree has indicated that if repayment of the indebtedness is substantially complete it will agree to extend the agreement for another thirty (30) days.
With regard to our liabilities at December 31, 2004, $1,056,611 was payable to related note holders and employees who deferred repayment as well as interest. At December 31, 2004, we had approximately $390,000 of outstanding trade payables that will be paid as they come due or as payment may be extended by agreement of the parties.
We believe that revenues will begin during the second quarter of 2006 from our licensing and other agreements. However, we shall be dependent upon financing to accelerate our marketing activities and continue product enhancement. We anticipate monthly expenses of approximately $165,000 to $185,000 over the next several months. This amount includes costs of our SEC reporting obligations, which were approximately $190,000 for the year ending December 31, 2005. Cost of SEC reporting obligations includes all filing costs and professional fees. We do not consider the expense of SEC reporting to be material.
During 2005, we received an aggregate of $1,078,830 from accredited investors in consideration of 2,886,202 shares of our common stock and 2,177,725 common stock purchase warrants. We also received $22,000 from the exercise of 1,800,000 common stock purchase warrants issued in previous years. The proceeds were used to pay down current payables.
Based on the funding described above, we believe that sufficient funds will be available until adequate revenues are generated to cover operating and capital expenses as cash flow allows. If funding is not available we will be required to limit or suspend our marketing and product development. There are no known trends that are likely to have a material impact on liquidity.

     To date, our financial results typically reflect a development stage company. We have signed several licensing and joint development agreements with prospective clients and have successfully embedded our software onto seven different hardware platforms (Freescale, Atmel, Texas Instruments, Chipcon, SupaRule, Radiocrafts and WinEdge & Wireless’ 8051 microprocessor).
     With the ZigBee Alliance releasing version 1.0 of its international standard for wireless voice and data communications on December 14, 2004, the Company signed a three-year licensing and teaming agreement with Radiocrafts AS in April to provide ZigBee-ready solutions. Radiocrafts is a leading RF module design and manufacturing company based in Norway. In July 2005 the Company entered in to a three-year licensing agreement with Texas Instruments and in August 2005 the Company entered into a licensing agreement with SoftBaugh, Inc. for a one-year term with a renewal negotiated on an annual basis. We also have signed a nine month development license with Infineon Technologies, a German company, to migrate our ZigBee software to the Infineon product. The license is valued at $35,000 payable on completion of validation testing. We have also signed Software License Agreements with Jennic in November 2005 and with Compel JSC and Wireless People in December 2005. In January 2006, we signed a development license agreement with SensiTool, Inc. valued at $80,000. We also have negotiated a Manufacturer’s Representative Agreement with Acetronics which has exclusive marketing rights to our products in Korea. The Company has several other agreements in process with international companies pending completion of evaluation and testing for suitability. The Company also completed its ZigBee software product compliance testing with an independent testing agency authorized by the ZigBee Alliance to perform such testing in November 2005. We are now beginning the technical effort to incorporate the ZigBee specification level 1.1 into our product(s) and which will allow a broader application customer base to which our product(s) can be marketed.

	Software License	Development License
Licensee	Agreement Date	Agreement Date	Country	Value

Radiocrafts AS	April-05		Norway	TBD
Texas Instruments	July-05		USA	TBD
SoftBaugh, Inc.	August-05		USA	TBD

Infineon		October-05	Germany	$35,000
Jennic	November-05		United Kingdom	TBD
Compel JSC	December-05		Russia	TBD
Wireless People	December-05		Malaysia	TBD
SensiTool, Inc.		January-06	USA	$80,000
     We believe that 2006 will see an adoption of this ZigBee technology with several of our customers commercializing development products containing the Airbee embedded software. We forecast that if our customers meet their development plans, we may see revenues of approximately $1.9 million from our license agreements in 2006. It is expected that the development license agreements will precede a Software License Agreement with such customers. Optimistically, the Company could generate significantly greater revenues depending on additional financing which could accelerate our marketing efforts as well as quicken the expected market adoption of the ZigBee technology. Such revenues could be derived in the following manner:

•	ZigBee-compliant ZMS stack	$1.5 to $2.0 million

•	Application development	$1.0 million

•	Custom development contracts	$1.0 million

•	ZNMS network management software	$0.5 million

•	Software tools	$0.5 million
Critical Accounting Estimates

     General
Management’s discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States, or GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Note 2, “Summary of Significant Accounting Policies” of Notes to the Consolidated Financial Statements describes our significant accounting policies which are reviewed by us on a regular basis and which are also reviewed by senior management with our Board of Directors.
An accounting policy is deemed by us to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The policy and estimate that we believe is most critical to an understanding of our financial results and condition and that requires a higher degree of judgment and complexity is revenue recognition.
     Revenue Recognition
We account for the time-based licensing of software in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition.” We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) the ability to collect is reasonably assured. For software arrangements with multiple elements, revenue is recognized dependent upon whether vendor-specific objective evidence (VSOE) of fair value exists for each of the elements. When VSOE does not exist for all the elements of a software arrangement and the only undelivered element is post-contract customer support (PCS), the entire licensing fee is recognized ratably over the contract period.
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
Revenue attributed to undelivered elements is based on the sales price rather than on the renewal rate because of (i) the newness of the ZigBee standard for this short-range wireless technology, (ii) the newness of the Company’s product introductions into the marketplace for a range of applications being developed by its customers, and (iii) the lack of historical data for potentially defective software, which may be a function of the application into which it is installed, a reasonable reserve for returns cannot yet be established. In accordance with SFAS No. 48 “Revenue Recognition When Right of Return Exists,” in the absence of historical data, the Company is unable to make a reasonable and reliable estimate of product returns at this time.
We expect to enter into maintenance contracts with its customers. Maintenance fees are not a fixed dollar amount, but rather a percentage fee based upon the value of the license and/or royalties billed/received. Maintenance contracts are paid for and collected at the beginning of the contract period. We provide bug fixes (under warranty obligations) free-of-charge that are necessary to maintain compliance with published specifications, it accounts for the estimated costs to provide bug fixes in accordance with SFAS No. 5 “Accounting for Contingencies.”

Revenue from products licensed to original equipment manufacturers (OEM’s) is based on the time-based licensing agreement with an OEM and recognized when the OEM ships licensed products to its customers.
Factors That May Affect Future Results
     Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.
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
Because a significant portion of our revenue will be derived from software licenses, we are dependent upon the ability of our customers to develop and penetrate new markets successfully.
     Our software license revenues depend not only upon our ability to successfully negotiate license agreements with our customers but also upon our customers’ ability to commercialize their products using our embedded software. We cannot control our customers’ product development or commercialization or predict their success. Demand for our products, which impacts our revenue and gross margin percentage, is affected by business and economic conditions, as well as communications industry trends, and the development and timing of introduction of compelling software applications and operating systems that take advantage of the features of our products. Demand for our products is also affected by changes in customer order patterns, such as changes in the levels of inventory maintained by our customers and the timing of customer purchases. Airbee operates in a highly competitive industry (i.e., embedded communications software), and our revenue and gross profits could be affected by factors such as competing software technologies and standards, pricing pressures, actions taken by our competitors and other competitive factors, as well as market acceptance of our new ZigBee-compliant products in specific market segments. Future revenue is also dependent on continuing technological advancement, including the timing of new product introductions, sustaining and growing new businesses, and integrating and operating any acquired businesses. Results could also be affected by adverse effects associated with product defects and deviations from published specifications, and by litigation or regulatory matters involving intellectual property or other issues.
Numerous factors may cause out total revenues and operating results to fluctuate significantly from period to period. These fluctuations increase the difficulty of financial planning and forecasting and may result in decreases in our available cash and declines in the market price of our stock.
     A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our total revenues and operating results. These fluctuations make financial planning and forecasting more difficult and may result in unanticipated decreases in our available cash, which could negatively impact our operations and increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenues include:
•	Acceptance by our customers of our Airbee embedded software platforms and/or the slow acceptance by the market of the ZigBee global standard for short-range wireless voice and data communications;

•	The number and timing of orders we receive, including disproportionately higher receipt and shipment of orders in the last month of a quarter;

•	Changes in the length of our products sales cycles, which increases as our customers’ purchase decisions become more strategic and are made at higher management levels;

•	The success of our customers’ products from which we derive our production license revenue;

•	The mix of our revenues between sales of products and lower-margin sales of services;

•	Our ability to control our operating expenses and fully realize the impact of the restructuring plans we have implemented;

•	Our ability to continue to develop, introduce and ship competitive new products and product enhancements quickly;

•	Possible deferrals of orders by customers in anticipation of new product introductions;

•	Announcements, product introductions and price reductions by competitors;

•	The impact of, and our ability to react to, natural disasters and/or terrorist actions;

•	Changes in business cycles that affect the markets in which we sell our products and services;

•	Economic, political and other conditions in the United States and internationally;

•	Foreign currency exchange rates; and

•	The impact of any stock-based compensation charges arising from the issuance of stock options, stock appreciation rights or any other stock-based awards.
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
Off-Balance Sheet Arrangements
As of December 31, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations
The table below lists our known contractual obligations at December 31, 2005.

Our long-term debt obligations consist of a $50,000 note payable (converted to stock in January 2006 with the consent of the note holder), a $39,492 note payable to our CEO from our India subsidiary plus interest at 11.25% per annum (guaranteed by the Company), and $350,000 of a $500,000 convertible debenture ($150,000 not funded as of April 11, 2006), plus interest payable monthly at 15% per annum.
Our purchase obligations are limited to employment contracts with company executives and senior staff. These seven written contracts are for one to three years in duration and expire at various dates between December 31, 2006 and May 15, 2008.
The operating leases reported here are limited to three leases for office space in Chennai, India for our India subsidiary. Each lease is for three years with expiration dates from April 30, 2008 through July 31, 2008. We expect to renew these leases as they expire or find similar space at comparable rates.
We have no capital lease obligations as defined in FASB Statement of Accounting Standards No. 13, “Accounting for Leases” nor do we have any other long-term liabilities reflected on the balance sheet under generally accepted accounting principles in the United States.

	Payments due by period
					More
		Less than 1	1 - 3	3 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Purchase Obligations (employment contracts) *	$1,682,917	1,060,000	622,917	—	—
Long-Term Debt Obligations **	$439,492	89,492	350,000	—	—
Operating Lease Obligations ***	$82,070	41,200	40,870	—	—
Capital Lease Obligations	$—	—	—	—	—
Other Long-Term Liabilities Reflected on Balance Sheet under GAAP	$—	—	—	—	—

*	Employment contracts with senior executives ranging in length from 1 year to 3 years, expiring on various dates from December 31, 2006 through May 15, 2008.

**	$50,000 of payment due less than one year was converted to common stock with consent of the note holder in January 2006.

***	Leases of office space in Chennai, India expiring at various times through July 2008. The lease at our Rockville, MD office is month-to-month and therefore not included. Our Rockville rent is $2,730 per month
ITEM 7. FINANCIAL STATEMENTS
Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of
Airbee Wireless, Inc.
Rockville, MD 20850
We have audited the accompanying consolidated balance sheets of Airbee Wireless, Inc., a development stage company (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ deficit, accumulated other comprehensive income and cash flows for the years then ended and the period August 9, 2002 (inception) through December 31, 2005, with cumulative totals since the Company’s inception, for the statements of operations, changes in stockholders’ deficit, accumulated other comprehensive income and cash flows. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airbee Wireless, Inc., a development stage company as of December 31, 2005 and 2004, and the results of its operations, and cash flows for the years then ended, and the cumulative totals since the Company’s inception, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regards to these matters are also discussed in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
As stated in Note 11, the Company had amended its previously issued consolidated financial statements for the year ended December 31, 2003 and period from August 9, 2002 (inception) through December 31, 2002 on its report dated May 20, 2004. The Company had amended these consolidated financial statements to recognize an additional $366,806 and $18,441 in compensation and interest expense for the year ended December 31, 2003 and the period August 9, 2002 (inception) through December 31, 2002. In addition, certain issuances of common stock have been restated due to valuation adjustments, the recording of unearned compensation due to the issuance of options below the fair market value (including amortization of unearned compensation of $13,748 in 2003 and 2002, respectively) and 2002 common share information has been restated to retroactively account for the stock split that occurred in September 2003. These transactions resulted in an increase in net loss applicable to common shares of $380,554 and $32,189 for the year ended December 31, 2003 and the period August 9, 2002 (inception) through December 31, 2002 to a net loss of $1,360,577 and $317,046 as restated, and an increase in the deficits accumulated during the development stage to $1,677,623 and $317,046, respectively. The December 31, 2004 financial statements have been restated for the amortization of unearned compensation for the year ended December 31, 2004 by $13,748 and this has increased the loss for the year then ended to $1,136,743 as restated, and the accumulated deficit during the development stage to $2,814,366.
/S/ BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey
April 11, 2006

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

		Restated
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$27,854	$87,362
Accounts receivable	10,000	—
Prepaid expenses and other current assets	45,666	25,559

Total Current Assets	83,520	112,921

Fixed assets, net of depreciation	66,527	51,362

Intangible assets, net	765,857	165,975
Deferred financing costs	30,915	—
Other assets	27,714	1,605

	824,486	167,580

TOTAL ASSETS	$974,533	$331,863

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
LIABILITIES
Current Liabilities:
Notes payable — related party	$1,216,738	$1,056,611
Notes payable — other	150,000	50,000
Fair value of derivatives	1,039,046	—
Liability for stock to be issued	—	76,000
Accounts payable and accrued expenses	1,587,913	389,791

Total Current Liabilities	3,993,697	1,572,402

Long-term Liabilities:
Convertible debentures, net of discount of $350,000 and $0	—	—
Due officer	39,492	40,927

Total Long-term Liabilities	39,492	40,927

Total Liabilities	4,033,189	1,613,329

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $.00004 Par Value; 200,000,000 shares authorized 68,221,710 and 41,216,913 shares issued, 13,586,956 and 0 shares held in escrow, 53,637,709 and 40,512,551 outstanding	2,185	1,648
Additional paid-in capital	3,827,298	1,623,852
Unearned compensation	(38,522)	(41,241)
Accumulated other comprehensive income	734	730
Accumulated deficit	(6,520,020)	(2,814,366)

	(2,728,325)	(1,229,377)
Less: stock subscription receivable	(127,500)	—
Less: treasury stock, 997,045 and 704,362 shares at cost	(202,831)	(52,089)

Total Stockholders’ Deficit	(3,058,656)	(1,281,466)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$974,533	$331,863

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Restated
			Cumulative Totals
			August 9, 2002
		Restated	to
	2005	2004	December 31, 2005

OPERATING REVENUES
Sales	$13,015	$—	$23,123

COST OF SALES	—	—	11,040

GROSS PROFIT	13,015	—	12,083

OPERATING EXPENSES
Compensation and professional fees	1,986,137	505,776	3,128,199
Research and development	170,609	502,853	1,455,165
Selling, general and administrative expenses	630,746	129,655	799,025
Bad debt	536,495	—	536,495
Depreciation and amortization	98,222	4,188	106,568

Total Operating Expenses	3,422,209	1,142,472	6,025,452

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,409,194)	(1,142,472)	(6,013,369)

OTHER INCOME (EXPENSE)
Impairment	—	—	(127,974)
Other Income	—	70,000	70,000
Interest expense	(311,539)	(64,271)	(463,756)
Recovery of bad debt	15,079	—	15,079

Total Other Income (Expense)	(296,460)	5,729	(506,651)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(3,705,654)	(1,136,743)	(6,520,020)
Provision for Income Taxes	—	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(3,705,654)	$(1,136,743)	$(6,520,020)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.08)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	45,421,470	37,860,222

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD AUGUST 9, 2002 (INCEPTION) THROUGH DECEMBER 31, 2005
						Deficit
						Accumulated
				Accumulated		During the		Stock
	Common Stock		Additional	Comprehensive	Unearned	Development	Treasury	Subscription
Description	Shares	Amount	Paid-In Capital	Income (Loss)	Compensation	Stage	Stock	Receivable	Total
Balance, August 9, 2002	—	$—	$—	$—	$—	$—	$—	$—	$—
Issuance of initial founders’ shares	21,625,000	865	—	—	—	—	—	—	865
Shares issued for acquisition of Connexus Technologies	4,156,405	166	99,834	—	—	—	—	—	100,000
Issuance of founders’ shares to chief operating officer	1,359,550	54	—	—	—	—	—	—	54
Issuance of common stock for cash	50,000	2	9,998	—	—	—	—	—	10,000

Options issued below fair market value	—	—	82,485	—	(82,485)			—	—
Prior period adjustment, Note 11	—	—		—	13,748	(32,189)	—	—	(18,441)

Net loss of the period, as originally stated	—	—	—	—	—	(284,857)	—	—	(284,857)

Balance, December 31, 2002, as restated	27,190,955	1,088	192,317	—	(68,737)	(317,046)	—	—	(192,378)

Issuance of common stock in private placement	1,000,000	40	87,960	—	—	—	—	—	88,000
Issuance of common stock in conversion of note payable	56,668	2	11,831	—	—	—	—	—	11,833
Issuance of founders’ shares to chief financial officer	125,000	5	—	—	—	—	—	—	5
Shares issued for services	3,617,854	145	411,568	—	—	—	—	—	411,713
Shares issued for cash	166,960	7	18,993	—	—	—	—	—	19,000
Shares of common stock issued in exercise of options	4,465,450	179	80,048	—	—	—	(80,227)	—	—
Contribution of capital by officer	—	—	17,517	—	—	—	—	—	17,517

Options issued below fair market value	—	—	221,400	—	—	—	—	—	221,400
Prior period adjustment, Note 11	(543,908)	(22)	(28,116)	—	13,748	(380,554)	28,138	—	(366,806)

Net loss for the year, as originally stated	—	—	—	5,882	—	(980,023)	—	—	(974,141)

Balance, December 31, 2003 as restated	36,078,979	1,443	1,013,518	5,882	(54,989)	(1,677,623)	(52,089)	—	(763,858)

Issuance of common stock for cash	5,030,490	201	581,838	—	—	—	—	—	582,039
Shares issued for services	107,444	4	28,496	—	—	—	—	—	28,500
Prior period adjustment, Note 11		—		—	13,748	(13,748)		—	—

Net loss for the year, as originally stated	—	—	—	(5,152)	—	(1,122,995)	—	—	(1,128,147)

Balance, December 31, 2004	41,216,913	1,648	1,623,852	730	(41,241)	(2,814,366)	(52,089)	—	(1,281,466)

Issuance of common stock for cash	2,886,202	115	1,078,715	—	—	—	—	(127,500)	951,330
Shares issued for services	1,137,465	45	562,361	—	—	—	—	—	562,406
Shares issued for compensation	37,771	2	19,498	—	—	—	—	—	19,500
Shares issued for professional fees - financing	600,000	24	9,976	—	—	—	—	—	10,000
Shares of common stock issued in exercise of options	6,956,403	278	150,684	—	—	—	(150,742)	—	220
Shares of common stock issued in exercise of warrants	1,800,000	72	21,928	—	—	—	—	—	22,000
Warrants issued for commitment fee	—	—	139,815	—	—	—	—	—	139,815
Structuring fees	—	—	(25,000)	—	—	—	—	—	(25,000)
Repayment of note payable, accrued interest & interest expense	—	—	937,500	—	—	—	—	—	937,500

Amortization of unearned compensation	—	—	—	—	13,819	—	—	—	13,819
Options issues below fair market value	—	—	11,100	—	(11,100)	—	—	—	—

Issuance costs on proceeds of bifurcated warrants on convertible debenture	—	—	(14,085)	—	—	—	—	—	(14,085)
Discount on debt for free-standing fixed warrants	—	—	109,597	—	—	—	—	—	109,597
Fair value derivative on free-standing warrants on convertible debenture	—	—	(138,677)	—	—	—	—	—	(138,677)
Fair value derivative on common stock conversion feature	—	—	(659,966)	—	—	—	—	—	(659,966)
Comprehensive income	—	—	—	4	—	—	—	—	4
Net loss for the year	—	—	—	—	—	(3,705,654)			(3,705,654)

Balance, December 31, 2005	54,634,754	$2,185	$3,827,298	$734	$(38,522)	$(6,520,020)	$(202,831)	$(127,500)	$(3,058,656)

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Balance, December 31, 2003	$5,882

Loss on foreign currency translations	(5,152)

Balance, December 31, 2004	$730

Balance, December 31, 2004	$730

Gain on foreign currency translations	4

Balance, December 31, 2005	$734

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
		Restated	August 9, 2002 to
	2005	2004	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,705,654)	$(1,136,743)	$(6,520,020)

Adjustments to reconcile net loss to net cash (used in) operating activities

Provision for bad debts	536,495	—	536,495
Depreciation and amortization	98,222	4,188	106,568
Common stock issued for services	485,329	104,500	1,222,941
Common stock issued for compensation	19,500	—	19,500
Pledged collateral used for settlement of interest expense	139,815	—	139,815
Interest expense converted to note payable — other	—	50,000	100,000
Impairment of goodwill	—	—	127,974
Gain (loss) on foreign currency translations	4	(5,152)	734
Amortization of unearned compensation	13,819	13,748	55,063

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(10,000)	—	9,373
(Increase) in prepaid expenses and other assets	(95,107)	(16,006)	(119,059)
Net change in net assets in acquisition of Connexus	—	—	(22,865)
(Increase) in other assets	(562,604)	(60)	(562,664)
Increase in accounts payable and accrued expenses	1,235,622	82,903	1,490,906

Total adjustments	2,011,095	234,121	3,254,781

Net cash (used in) operating activities	(1,694,559)	(902,622)	(3,265,239)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(607,464)	(1,248)	(773,439)
Acquisitions of fixed assets	(30,805)	(47,335)	(80,853)

Net cash (used in) investing activities	(638,269)	(48,583)	(854,292)

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
		Restated	August 9, 2002 to
	2005	2004	December 31, 2005
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	$945,543	$582,039	$1,662,070
Services rendered converted to notes payable — related party	—	431,189	1,056,611
Proceeds from notes payable — other	850,000	—	850,000
Proceeds from convertible debenture	350,000	—	350,000
Proceeds from notes payable — related party, net	160,127	—	220,127
Expenditures for financing fees	(30,915)	—	(30,915)
Amounts due to officers, net	(1,435)	1,851	39,492

Net cash provided by financing activities	2,273,320	1,015,079	4,147,385

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(59,508)	63,874	27,854

CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	87,362	23,488	—

CASH AND CASH EQUIVALENTS — END OF YEAR	$27,854	$87,362	$27,854

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$41,962	$—	$41,962

Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Common stock issued for compensation	$19,500	$—	$19,500

Common stock issued for services	$485,329	$28,500	$1,222,941

Common stock issued for issuance costs	$740,000	$—	$740,000

Exercise of cashless stock options	$150,742	$—	$202,831

Warrants issued for commitment fee	$139,815	$—	$139,815

Interest expense converted to note payable — other	$—	$50,000	$100,000

Conversion of notes payable and accrued interest to common stock	$—	$—	$11,833

Impairment of goodwill	$—	$—	$127,974

Common stock and warrants issued for derivatives	$1,039,046	$—	$1,039,046

Common stock and warrants issued for convertible debt	$350,000	$—	$350,000

Unearned compensation on cashless options	$—	$—	$82,485

Use of pledged collateral for note payable and accrued interest	$787,500	$—	$787,500

Use of pledged collateral for settlement of interest expense	$150,000	$—	$150,000

Common stock issued for subscription receivable	$127,500	$—	$127,500

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Airbee Wireless, Inc. (“Airbee” or the “Company”), was incorporated in Delaware in 2002 to develop and supply cutting edge intelligent software that is generally embedded into microprocessors thereby allowing manufacturers (OEM’s) of various products to create advanced wireless communications systems.
Focusing on its core competencies in the design and engineering of advanced, embedded short-range wireless data and voice communications software, the Company believes that it is positioned to play a pivotal role in the convergence of various wireless communications applications through software embedded on silicon and in niche service applications for its software.
In March 2004, Airbee became a member of The ZigBee Alliance which has defined a global standard for reliable, cost-effective, low-power, low data rate, wireless applications. With over 130 international member companies, the ZigBee standard, based on IEE 802.15.4 standard, is emerging as a dominant wireless standard for a host of industrial controls, telemetry, and in-building and home automation networking needs.
Airbee’s portfolio of products is generally connected over the rapidly emerging Wireless Personal Area Network (WPAN) or the Wireless Local Area Network (WLAN) technology space. Critical to the success of new products in these areas is the ability to interoperate or “talk to each other” based on industry-adopted standards. Airbee’s products are designed and engineered to be compliant with ZigBee/802.15.4 WPAN standards (approved by IEEE on August 7, 2003). Airbee’s patent-pending software technology, in conjunction with an Airbee enabled wireless network, allows a computer to work with a printer or PDA, a headset accessory to work with a mobile phone, a utility meter to be read remotely, or a manufacturing line to be wirelessly controlled and monitored as examples. Airbee leverages the widespread market awareness created by Bluetooth but offers similar products at less than half the cost, three times the operating range and better reliability per the ZigBee specifications.
As stated in Note 11, the Company had amended its previously issued consolidated financial statements for the year ended December 31, 2003 and period from August 9, 2002 (inception) through December 31, 2002 on its report dated May 20, 2004. The Company had amended these consolidated financial statements to recognize an additional $366,806 and $18,441 in compensation and interest expense for the year ended December 31, 2003 and the period August 9, 2002 (inception) through December 31, 2002. In addition, certain issuances of common stock have been restated due to valuation adjustments, the recording of unearned compensation due to the issuance of options below the fair market value (including amortization of unearned compensation of $13,748 in 2003 and 2002, respectively) and 2002 common share information has been restated to retroactively account for the stock split that occurred in September 2003. These transactions resulted in an increase in net loss applicable to common shares of $380,554 and $32,189 for the year ended December 31, 2003 and the period August 9, 2002 (inception) through December 31, 2002 to a net loss of $1,360,577 and $317,046 as restated, and an increase in the deficits accumulated during the development stage to $1,677,623 and $317,046, respectively. The December 31, 2004 financial statements have been restated for the amortization of unearned compensation for the year ended December 31, 2004 by $13,748 and this has increased the loss for the year then ended to $1,136,743 as restated, and the accumulated deficit during the development stage to $2,814,366.
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
Liquidity
The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has accumulated deficits of approximately $6.52 million and $2.81 million as of December 31, 2005 and 2004, respectively. The Company’s operations have been financed primarily through a combination of issued equity and debt. For the years ended December 31, 2005 and 2004, the Company had net losses of approximately $3.71 million and $1.14 million, respectively, and cash used in operations of approximately $1.69 million and $0.90 million.
The Company regularly evaluates its working capital needs and existing burn rate to make appropriate adjustments to operating expenses. On April 26, 2005, the Company executed a promissory note in the amount of $750,000 in favor of Montgomery Equity Partners, Ltd (“Montgomery”). Pursuant to the terms of the promissory note, Montgomery disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 was to be disbursed to the Company after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board market. The promissory note was secured by all of the assets of the Company plus shares of stock of an affiliate of the Company. It had a one-year term and accrues interest monthly at 24% per year. The Company had difficulty adhering to the payment schedule of the note and entered into a settlement agreement with Montgomery to satisfy the note with the liquidation of some of the pledged shares. The settlement agreement has not yet been signed by Montgomery although Montgomery has begun liquidating some of the pledged shares. On December 29, 2005, the Company executed a $500,000 convertible debenture with Montgomery Equity Partners, Ltd. Pursuant to its terms, Montgomery disbursed $350,000 to the Company with the remaining $150,000 to be disbursed two days before the Company files a Form SB-2 with the U.S. Securities and Exchange Commission. The convertible debenture has a two-year term and accrues monthly interest at 15% per year.
Principles of Consolidation
The consolidated financial statements include the accounts of Airbee Wireless, Inc. and its wholly owned subsidiaries Airbee Wireless (Pte.) Ltd., located in Singapore, and Airbee Wireless (India) Pvt. Ltd., located in India, for the years ended December 31, 2005 and 2004 respectively (“Airbee” or the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. Accounts denominated in non-U.S. currencies have been re-measured using the U.S. Dollar as the functional currency.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Intangible assets pertain to the Company’s intellectual property, more specifically software code for both IEEE 802.15.4 and the ZigBee standard version 1.0 and to the upcoming ZigBee standard version 1.1.

The software serves as the core code (i.e., one of the key building blocks) for current and future products that must comply with these international standards. Hence, core software based upon the global standards of IEEE and ZigBee to enable the rest of our software to function has an undefined, but not necessarily infinite, useful life. Management, with the assistance of its technical staff, has determined that this specific intellectual property should be amortized beginning in the second quarter of 2005 in accordance with SFAS No. 86. The status of that intellectual property is reviewed for impairment annually or more frequently if events and circumstances indicate that the asset may be impaired. The Company believes that at this point in time, impairment is impractical because (a) the IEEE 802.15 global standard was only finalized in October 2003; (b) the ZigBee global standard was only finalized on December 14, 2004; and (c) the Company’s software written in conformity with both global standards is vital to making the rest of its software function and therefore be in compliance with these global standards.
Revenue and Cost Recognition
The Company currently recognizes revenues from four primary sources: (1) time-based product license fees, (2) time-based license royalties, (3) product revenues for software development tools and kits, and (4) software development services.
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
Time-based royalties are charged on a unit basis. Royalties are not fixed dollar amounts, but are instead a percentage of the customer’s finished product and the percentage varies on a tiered basis with the time-based number of units shipped by customer.
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
Prepaid Financing Costs
Prepaid financing costs of $75,000 were incurred in connection with the note payable to Montgomery Equity Partners, Ltd. (see discussion below in Note 5) and were originally amortized over the life of the note payable (12 months). As a result of the settlement agreement, the balance of the prepaid costs was written off and $75,000 has been included in amortization expense.
Deferred Financing Costs
Deferred financing fees were incurred in connection with the convertible debenture to Montgomery Equity Partners, Ltd. (see discussion below in Note 5). These will be amortized over the life of the convertible debenture (24 months). Since the convertible debenture did not close until December 29, 2005, no costs have been included in amortization expense for 2005.
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
Income Taxes
Income tax benefit is computed on the pretax loss based on current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and its financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the years ended December 31, 2005 and 2004, respectively.
Start-up Costs
In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.
Advertising
The Company’s policy is to expense the costs of advertising and marketing as incurred. The Company had no such cost for the years ended December 31, 2005 and 2004 respectively.

Earnings (Loss) Per Share of Common Stock
Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at December 31, 2005 and 2004 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred losses since inception as a result of funding its research and development, including the development of its intellectual property portfolio which is key to its core products.
The following is a reconciliation of the computation for basic and diluted EPS:

	December 31, 2005	December 31, 2004
Net Loss	($3,705,654)	($1,136,743)

Weighted-average common shares outstanding (Basic)	45,421,470	37,860,222

Weighted-average common stock Equivalents:
Stock options	—	—
Warrants	—	—

Weighted-average common shares outstanding (Diluted)	45,421,470	37,860,222

Fair Value of Financial Instruments
The carrying amount reported in the consolidated balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.
Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Derivative Instruments
The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivative features. The Company accounts for these derivatives in accordance with SFAS No. 133, “Accounting for Derivative

Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense). As of December 31, 2005, there was no change in the fair value of the derivatives.
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
The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. Amortization expense for the years ended December 31, 2005 and 2004 was $13,819, and $13,748, respectively.
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
Product Warranty
The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the years ended December 31, 2005 and 2004, respectively.
Goodwill and Other Intangible Assets
In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. All goodwill associated with the acquisition of Connexus Technologies (Pte.) Ltd. (“Connexus”) was impaired in 2002 ($127,974), since Connexus was acquired for its development and anticipated future development which management has determined to have no material fair value as of the balance sheet date.
The identifiable intangible assets presented on the consolidated balance sheet represent the intellectual property that was capitalized post-technological feasibility. Management will continue to monitor and assess any impairment charges against those assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Beginning with the second quarter of 2005, the Company began amortizing its intellectual property costs over a sixteen year period. The amortization amount for the current quarter is calculated based upon the ending balance of intellectual property from the preceding quarter. The amount amortized for the year ended December 31, 2005 was $7,500.
The main components of intangible assets are as follows:

	Twelve Months Ended December 31, 2005
	Gross Carrying	Accumulated
	Amount	Amortization
Intellectual Property	$151,076	$7,500
Capitalized Research & Development	622,281	—

Total Intangible Assets	$773,357	$7,500
At December 31, 2004, the carrying amount of the Company’s Intellectual Property was $165,975, of which $14,899 was reclassified and expensed in 2005. The Company did not begin amortizing its Intellectual Property until the second quarter of 2005.
Currency Risk and Foreign Currency Translation
The Company transacts business in currencies other than the U.S. Dollar, primarily the Singapore Dollar and the Indian Rupee. All currency transactions occur in the spot foreign exchange market and the Company does not use currency forward contracts, currency options, currency borrowings, interest rate swaps or any other derivative hedging strategy at this point in time.
The Company has determined that based on the cash flow, sales price, sales market, expense, financing, and inter-company transactions and arrangements indicators set forth in SFAS 52, “Foreign Currency Translation,” that the functional currency of the Company is that of the parent company and is US Dollars. The Company has reported its gain on foreign currency in its consolidated statements of accumulated other comprehensive income due to the fact that these translation adjustments result from the translation of all assets and liabilities at the current rate, while the stockholder equity accounts were translated by using historical and weighted-average rates.
Recent Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(e)). Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter.
In November 2004, the FASB issued SFAS No. 151 (SFAS 151), “Inventory Costs – an amendment of ARB No. 43, Chapter 4”. FASB 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, SFAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. SFAS 151 is effective for the Company in 2006. The Company does not expect SFAS 151 to have a material impact on its results or financial statements.
On December 16, 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions” (“SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The SFAS did not have a material impact on its financial position, results of operations or cash flows.
Reclassifications
Certain amounts for the year ended December 31, 2004 have been reclassified to conform to the presentation of the December 31, 2005 amounts. The reclassifications have no effect on net income for the years ended December 31, 2004
NOTE 3 — CONCENTRATION OF CREDIT RISK
The Company’s trade receivables are derived from sales to original equipment manufacturers and manufacturers of microprocessors and transceivers. The Company endeavors to keep pace with the evolving computer and communications industries, and has adopted credit policies and standards intended to accommodate industry growth and inherent risk. Management believes that credit risks are moderated by the diversity of the Company’s end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary.
NOTE 4 — FIXED ASSETS
Fixed assets consist of the following at December 31, 2005 and 2004:

	2005	2004
Computer and office equipment	$89,291	$59,708
Leasehold improvements	1,304	—
Less: accumulated depreciation and amortization	(24,068)	(8,346)

Net book value	$66,527	$51,362

     Depreciation expense for the years ended December 31, 2005 and 2004 was $15,722 and $4,188, respectively.
NOTE 5 — DEBT
Notes Payable — Other
In August 2002, the Company entered into a note payable, principal amount of $50,000, payable August 31, 2005. The Company entered into this note in connection with the 2002 acquisition of Connexus Technologies (Pte.) Ltd. The note was non-interest bearing if it was paid prior to August 31, 2003 and if the note was paid between September 1, 2003 and August 31, 2004 the total payment due was $100,000. If the note is paid between September 1, 2004 and August 31,

2005, total payment due is $150,000. Beginning in September 2005, the Company began discussions with the note holder regarding settlement of this note payable, it being the Company’s position that the note was usurious and therefore unenforceable. By December 31, 2005, the note holder had agreed in principle to accept Company stock in lieu of cash and agreed to restructure the note so that interest at 12% per annum accrued from the original date on the original amount. Accrued interest of $23,085 was added to the outstanding principal amount of $50,000 and the Company issued 182,714 shares of common stock in early January 2006 to settle this note payable.
On April 26, 2005, the Company executed a promissory note for $750,000 to Montgomery Equity Partners, Ltd. Pursuant to the terms of the promissory note, Montgomery Equity Partners disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 was to be disbursed to the Company after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board. The promissory note was secured by substantially all of the assets of the Company and shares of stock of an affiliate of the Company. The promissory note had a one-year term and accrued interest monthly at 24% per year. The Company had difficulty meeting the payment schedule called for by the promissory note and by virtue of a settlement with the lender, the obligation has been repaid by the affiliate’s collateral.
Convertible Debentures
On December 29, 2005, the Company executed a convertible debenture for $500,000 to Montgomery Equity Partners, Ltd. Pursuant to the terms of the convertible debenture, Montgomery disbursed $350,000 upon the date the debenture was executed with an additional $150,000 to be disbursed two days before the Company files a Form SB-2 with the U.S. Securities and Exchange Commission. The debenture is convertible at the option of the holder into common shares of the Company at a price per share equal to 80% of the lowest closing value 10 days prior to the closing date or 10 days prior to the conversion date. In addition, the Company issued 2,000,000 freestanding warrants exercisable over three years as follows: 1,000,000 warrants at a strike price of the lesser of 80% of the average closing bid price for the 5 trading days preceding exercise or $0.20 per share; 500,000 warrants at a strike price of the lesser of 80% of the average closing bid price for the 5 trading days preceding exercise or $0.30 per share; and 500,000 warrants at a fixed strike price of $0.001.
The convertible debenture is secured by substantially all of the assets of the Company, pledged shares of stock of three affiliates of the Company, and 13.5 million pledged shares of stock (which are not counted as outstanding shares until converted pursuant to the terms of the Stock Purchase Agreement and Escrow Agreement that were part of this transaction). The pledged shares are held by an escrow agent pursuant to a written escrow agreement. The convertible debenture has a two-year term and accrues interest monthly at 15% per year.
In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the `

conversion feature associated with the $500,000 convertible debenture represents an embedded derivative. The Company has recognized the embedded derivative in the amount of $659,966 as a liability in the accompanying consolidated balance sheet and has measured it at its estimated fair value. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock	$0.32
Exercise price	$0.13
Dividend yield	0.00%
Risk free interest rate	4.00%
Expected volatility	115%
Expected life	2 Years
Changes in the fair value of the embedded and freestanding warrants with a variable price (derivatives) are calculated at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense). As of December 31, 2005, there was no change in the fair value of the embedded and freestanding derivatives.
The allocation of the proceeds of the convertible debenture to the warrants with a fixed exercise price and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $109,597 and $240,403, respectively. The discount on debt of $350,000 is being amortized to interest through December 31, 2007 using the effective interest method. The unamortized discount on debt at December 31, 2005 is $350,000.
The freestanding warrants with a variable exercise price (derivatives) and fixed warrants issued in connection with the $500,000 convertible debenture have been valued at $379,080 and $109,597, respectively based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock	$0.32
Exercise price	$0.13
Dividend yield	0.00%
Risk free interest rate	4.00%
Expected volatility	115%
Expected life	3 Years

NOTE 6 —	PROMISSORY NOTES – RELATED PARTY

The Company entered into promissory notes with some of its officers who have amounts outstanding with the Company. These amounts accrue interest at varying rates between 6.0% and 12.0% annually. As of December 31, 2005 and 2004, the Company has $2,126,258 and $1,314,358, respectively, outstanding under these notes, including $57,234 and $84,918, respectively, in accrued interest. The notes are due December 31, 2005 and are therefore reflected as current liabilities on the consolidated balance sheets. The notes relate to services rendered to the Company. By direction of the Board of Directors most of these notes were converted to equity to be issued in January 2006. See Note 13 – Subsequent Events.

NOTE 7 —	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2005 and 2004 consist of the following:

	December 31
	2005	2004
Accrued salaries payable	$732,917	$—
Accounts payable	717,708	172,787
Reimbursements owed to officers	71,582	24,351
Accrued interest payable	65,529	192,469
Other	177	184

Total	$1,587,913	$389,791
Trade accounts payable are paid as they become due or as payment terms are extended with the consent of the vendor. At December 31, 2005, one vendor, MindTree Consulting Pvt. Ltd. (“MindTree”), accounted for 51% of the Company’s accounts payable. The Company and MindTree entered into a repayment agreement more fully described in Note 9.
Most of the accrued salaries payable were converted to stock in early January 2006. See Note 13 – Subsequent Events.

NOTE 8 —	STOCKHOLDERS’EQUITY

The Company has 200,000,000 shares of common stock authorized at December 31, 2005. The par value at December 31, 2005 is $0.00004.
At December 31, 2005, the Company has 68,221,710 common shares issued, 53,637,709 outstanding.
The following stock transactions occurred in 2005:
Effective January 1, 2005, the Company issued options to purchase 150,000 shares of common stock to an individual in conjunction with his appointment to the board of directors. The options vest over one year in equal quarterly installments. The options are exercisable at $0.22 per share for a period of five years from the date of issuance.
On January 13, 2005, the Company issued 400,000 shares of common stock to an organization in return for business and financial consulting services, which included assisting us with strategic planning, marketing and financial positioning strategies. The shares were issued for services valued at $120,000 at the time of issuance.

On February 10, 2005, the Company issued to an organization 375,000 shares of common stock for services valued at $260,000 at the time of issuance. The shares were issued to the organization in return for providing investor relations and public relations services.

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

In April 2005 an organization received 592,000 shares of common stock as a one-time commitment under a now-rescinded Standby Equity Distribution Agreement for issuance costs valued at $740,000. The organization also received warrants to purchase another 200,000 shares of common stock exercisable at $0.001 per share for a period of two years from the date of issuance. These warrants were valued at $139,815 using the Black-Scholes option-pricing model.

In April, 2005, the Company issued to an organization 8,000 shares of common stock as a placement agent fee under a placement agent agreement relating to the Standby Equity Distribution Agreement for services valued at $10,000.

On May 2, 2005, the Company entered into an agreement and plan of merger by and among Identity, Inc., a Delaware corporation and Daniel R. Nelson, Airbee and Airbee Automotive Group, Inc., a wholly owned subsidiary of Airbee, whereby the Company’s wholly owned subsidiary merged with and into Identity, Inc. Pursuant to the Merger Agreement, the surviving entity became a wholly owned subsidiary. The Company issued 7,692,808 shares of restricted common stock to Daniel R. Nelson, the sole shareholder of Identity, Inc. The shares issued to Mr. Nelson are valued at $5,000,000, which is based upon the 30-day average closing price of our common stock through April 25, 2005. By mutual agreement the Merger Agreement was rescinded in August 2005. The shares have been retroactively canceled and are reflected in these financial statements. See Note 9.

On May 9, 2005, the Company issued 2,854 shares and on June 1, 2005, the Company issued 2,643 shares for legal services rendered which had a total cash value of $3,078.

On May 16, 2005, the Company issued an option to purchase 1,500,000 shares to an executive officer of the Company exercisable at $0.82 per share and in conjunction with his employment agreement with the Company. The option is exercisable until May 16, 2010.

On June 1, 2005, the Company issued 1,750,000 restricted shares to a former director of the Company, for the exercise of two warrants for $12,000 cash.

On June 20, 2005, the Company issued 26,667 shares and 5,333 warrants exercisable for a three-year period at $0.82 per share in a private placement for $20,000 cash.

The Company issued 21,104 shares to one of its employees as compensation valued at $13,000 at the time of issuance.

On July 12, 2005, the Company issued 26,506 shares and 5,301 warrants exercisable for a three-year period at $0.83 per share in a private placement for $22,000 cash.

On August 16, 2005, the Company issued to an organization 125,000 shares of common stock for services valued at $68,750 at the time of issuance. The shares were issued to the organization in return for providing investor relations and public relations services.

On August 31, 2005, the Company issued 1,476 shares and on September 30, 2005, the Company issued 916 shares for legal services rendered which had a total cash value of $1,794.

Throughout the quarter ended September 30, 2005, the Company issued 263,848 shares to nine accredited investors for $145,000. In addition, the Company issued 245,576 warrants to these investors at a strike prices ranging between $0.76 and $0.98 per share.

Throughout the quarter ended December 31, 2005, the Company issued 1,337,038 shares to 11 accredited investors for $336,830. In addition, the Company issued 1,609,765 warrants to these investors at strike prices ranging between $0.21 and $0.80 per share. In connection with the December 29, 2005 Montgomery Equity Partners convertible debenture (see Note 5) the Company issued 2,000,000 warrants exercisable over three years as follows: 1,000,000 warrants at a strike price of the lesser of 80% of the average closing bid price for the 5 trading days preceding exercise or $0.20 per share; 500,000 warrants at a strike price of the lesser of 80% of the average closing bid price for the 5 trading days preceding exercise or $0.30 per share; and 500,000 warrants at a fixed strike price of $0.001.

Throughout the quarter ended December 31, 2005, the Company issued 4,576 shares for legal services rendered which had a total cash value of $1,784.

On November 4, 2005, the Company issued 16,667 shares to one of its employees as compensation valued at $6,500 at the time of issuance.

Throughout the quarter ended December 31, 2005, the Company issued 225,000 shares to two organizations providing financial and investment banking services valued at $107,000 at the time of issuance.

On October 17, 2005, the Company issued 50,000 restricted shares to for the exercise of a warrant for cash of $10,000.

On November 15, 2005, the Company issued 5,502,135 shares of stock from the exercise of stock options from one of its officers. The exercise price was $0.00004. On September 19, 2005, the Company also issued 1,454,268 shares of stock from the exercise of stock options from one of its former officers. This was a cashless exchange. In this exchange, 291,683 shares were returned to the Company and are included in its treasury and reflected as treasury stock on the consolidated balance sheet.

On December 30, 2005, the Company received a subscription for 250,000 shares of stock from an accredited investor for $77,500. In addition, the Company issued 250,000 warrants to this investor at a strike price of $0.56 per share. The subscription was paid on January 4, 2006.

On December 29, 2005, in connection with the Convertible Debenture with Montgomery Equity Partners, Ltd. (“Montgomery”) executed that day, the Company placed 13,586,956 shares of common stock with the escrow agent appointed by the Company and Montgomery to hold the pledged shares pursuant to the Securities Purchase Agreement and Escrow Agreement of even date. The escrow agent is not entitled to exercise any voting rights in connection with these shares and may not sell or otherwise transfer title to them until such time as they are converted or returned to the Company. Absent any such event causing conversion of these pledged shares, no beneficial ownership exists and while these shares are issued they are not considered to be outstanding and are not counted in common stock outstanding reported in this Form 10-KSB and the financial statements contained therein.

The following stock transactions occurred in 2004:

The Company issued 4,999,240 shares of stock valued at $0.1138 per share for cash in the amount of $568,914; 31,250 shares for $13,125 in cash and 107,444 shares for services valued at $28,500. In addition, the Company authorized the issuance of 400,000 shares for services in December 2004; however, the shares were not issued as of December 31, 2004 and are reflected as a liability for stock to be issued. The shares were valued at $76,000.

Stock Option Plan and Warrants

In August 2002 the Company’s Board of Directors established the Airbee Wireless, Inc. 2002 Stock Option Plan. The Board authorized up to 75,000,000 common shares (post-split) to be authorized and issued to officers, directors and employees.

Since inception, the Company has granted post-split options representing 52,365,000 shares of which 11,874,990 options have been exercised (7,249,086 exercised in 2005) as cashless options resulting in 10,877,945 shares of stock. In the cashless exchanges, 997,045 shares of stock were recorded as treasury stock.

All of these options were granted to officers, directors and key employees of the management team of the Company.

Under the Black-Scholes option pricing model, the total value of the stock options granted in 2005 and 2004 is reflected for pro forma presentation because the Company follows APB 25 for the expensing of its stock options. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss.

The following tables summarize the Company’s stock option plan:

	Year Ended
	December 31, 2005
		Weighted-
		average
		exercise
	Number of Options	price
Outstanding — beginning of period	46,749,096	$0.1250
Granted below fair value	150,000	0.2200
Granted at fair value	3,240,000	0.6281
Converted	7,249,086	0.0283
Non-vested options forfeited	2,500,000	0.2830

Outstanding — end of period	40,490,010	$0.2050

Exercisable at end of period	24,510,010	$0.1508

	Year Ended
	December 31, 2004
		Weighted-
		average
		exercise
	Number of Options	price
Outstanding — beginning of period	16,749,095	$0.01004
Granted below fair value	—	—
Granted at fair value	30,000,000	0.22
Converted	—	—
Non-vested options forfeited	—	—

Outstanding — end of period	46,749,096	$0.1205

Exercisable at end of period	19,186,596	$0.0869

For disclosure purposes, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, which approximates fair value, with the following weighted-average assumptions used for stock options granted in 2005 (and 2004): no annual dividends, volatility of 115.39%

(100.0% in 2004), risk-free interest rate of 4.00% (5.00% in 2004), and expected life of 5 years (4-6 years in 2004).

The stock options vest over a period of 4 to 6 years upon the granting pursuant to the employees respective employment agreements. The Company anticipates that the remaining options available are anticipated to be held until they are fully vested. For 2005 and 2004, the average years remaining on the options was 3.37 and 4.08, respectively. These represent the weighted average contractual life of the options. If compensation expense for the Company’s stock-based compensation plans had been determined consistent with SFAS 123, the Company’s net income and net income per share including pro forma results would have been the amounts indicated below:

	Year Ended December 31,
	2005	2004
Net loss:
As reported	$(3,705,654)	$(1,136,743)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(1,514,881)	(3,704,277)
Pro forma	$(5,220,535)	$(4,841,020)
Net loss per share:
As reported
Basic	$(0.08)	$(0.03)
Diluted	$(0.08)	$(0.03)
Pro forma
Basic	$(0.11)	$(0.12)
Diluted	$(0.11)	$(0.12)

The Company issued 2,281,154 and 18,750 warrants as of December 31, 2005 and 2004, respectively, exclusive of the 2,000,000 warrants issued to Montgomery on December 29, 2005 accounted for as derivatives (See Note 5). These warrants were issued in connection with various private placements of stock with qualified investors, except for 200,000 warrants issued to Cornell Capital Partners, LP as part of the one-time commitment fee in connection with the now-terminated Standby Equity Distribution Agreement. These Cornell warrants have been valued using the Black-Scholes option-pricing model, which approximates fair value. The Company has recognized an expense of $139,815. A total of 1,750,000 of warrants issued prior to December 31, 2003 were exercised as of December 31, 2005. The Company also issued 50,000 warrants in connection with a note payable to a non-related third party in October 2002. These warrants were exercised in October 2005. None of the warrants issued during 2005 has been exercised.

The Company has the following warrants exercisable for the purchase of its common stock.

		Year Ended
		December 31,
Exercise
Price	Expiration Date	2005	2004
$0.20	October 18, 2005	—	50,000
0.012	August 22, 2005	—	500,000
0.012	April 22, 2006	—	1,250,000
1.00	August 31, 2007	6,250	6,250
1.75	August 31, 2007	6,250	6,250
2.75	August 31, 2007	6,250	6,250
0.36	September 7, 2006	71,429	—
0.48	September 11, 2006	25,000	—
0.48	September 11, 2006	7,500	—
0.48	September 11, 2006	25,000	—
0.48	September 11, 2006	50,000	—
0.48	September 11, 2006	17,500	—
0.83	December 11, 2006	5,301	—
0.82	December 20, 2006	4,568	—
0.65	March 1, 2007	25,000	—
0.98	March 1, 2007	13,699	—
0.65	March 1, 2007	25,000	—
0.85	March 2, 2007	20,000	—
0.80	March 2, 2007	54,545	—
0.85	March 4, 2007	16,667	—
0.80	March 8, 2007	18,182	—
0.80	March 8, 2007	9,091	—
0.76	March 28, 2007	58,824	—
0.77	April 8, 2007	19,231	—
0.77	April 9, 2007	9,615	—
0.77	April 9, 2007	13,462	—
0.80	April 10, 2007	18,182	—
0.75	April 13, 2007	40,000	—
0.70	April 18, 2007	44,444	—
0.001	April 20, 2007	200,000	—
0.64	April 27, 2007	25,641	—
0.69	May 10, 2007	22,727	—
0.60	May 19, 2007	142,857	—
0.58	May 23, 2007	30,303	—
0.55	May 30, 2007	16,666	—
0.42	June 2, 2007	60,606	—
0.82	June 19, 2008	5,333	—
0.44	June 13, 2007	52,632	—
0.401	June 19, 2007	330,000	—
0.54	June 28, 2007	17,241	—
0.54	June 30, 2007	17,241	—
0.56	June 30, 2007	250,000	—
0.69	July 5, 2007	22,727	—
0.21	December 27, 2008	476,190	—
0.20	December 29, 2008	1,000,000	—
0.30	December 29, 2008	500,000	—
0.001	December 29, 2008	500,000	—

		4,281,154	1,818,750

NOTE 9 —	COMMITMENTS AND CONTINGENCIES

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

Lease Agreements

A subsidiary, Airbee Wireless (India) Pvt. Ltd., has entered into a three-year lease agreement for office space in Chennai, India. Monthly rent in the US Dollar equivalent is $4,080. The lease runs from April, 2004 to March, 2007.

Repayment Agreement

MindTree Consulting Pvt. Ltd. (“MindTree”), an India corporation, provided services to the Company under a Time and Materials Contract dated March 30, 2005 (the T&M Contract”). On a monthly basis, MindTree invoiced the Company for work it performed. Payment terms were net 30. The Company was unable to pay the invoices as they became due and, by informal agreement, extended the repayment terms monthly. On December 15, 2005, the Company entered into a written agreement with MindTree by which it agreed to pay MindTree $200,000 on or before December 23, 2005 and $100,000 per month on the last business day of each succeeding month until the outstanding indebtedness of approximately $580,000 was fully paid. The Company’s performance was secured by the software code (the “Intellectual Property”) MindTree developed under the T&M Contract. If the Company defaulted in making any payment when due and such default was not cured within five business days after receipt of a notice of default, MindTree would be entitled to co-own the Intellectual Property, with any revenue the Company realized from the Intellectual Property during the co-ownership period to be split 50-50 with MindTree. If full payment is made on or before April 30, 2006, full ownership of the Intellectual Property reverts to the Company.

To date, the Company has paid MindTree $200,000 pursuant to this agreement. MindTree has not yet issued any notice of default. The Company expects to complete or substantially complete the repayment by the April 30th deadline. MindTree has indicated that if repayment of the indebtedness is substantially complete it will agree to extend the agreement for another thirty (30) days.

Bad Debt Expense

On May 2, 2005, the Company entered into the Merger Agreement by and among the Company and Identity, Inc., a Delaware corporation, Daniel R. Nelson, and Airbee Automotive Group, Inc. (AAG), a wholly owned subsidiary of Airbee, whereby AAG merged with and into Identity, Inc. Pursuant to the Merger Agreement, the surviving entity became a wholly owned subsidiary of the Company. Between May 2, 2005 and August 25, 2005, the Company advanced $535,000 in cash to Identity and paid additional bills on Identity’s behalf, all of which were accounted for as intra-company loans and eliminated in the preparation of the consolidated financial statements.

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

Guarantees

In addition to the loans described in Note 6, above, on March 12, 2003 and April 30, 2003, Sundaresan Raja advanced approximately $22,200 and $17,424, respectfully, to Airbee Wireless (India) Pvt. Ltd. (“Airbee India”), the Company’s wholly-owned subsidiary in India. Airbee India has issued Mr. Raja a promissory note due on demand. The note accrues interest at 11.25% per year, which is below the local Indian market rates of 14% to 16%. On June 20, 2005, Mr. Raja advanced approximately $11,100 to Airbee India, which has issued Mr. Raja another demand promissory note. This note accrues interest at 12.0% per year, which is below the local Indian market rates of 14% to 16%. At December 31, 2005, $50,724 was due under the notes, plus accrued interest of $14,898. The Company has guaranteed repayment of the advances.

On May 19, 2005, Airbee Automotive Group, Inc. (the operating entity resulting from the merger of the Company and Identity, Inc.) entered into a supply contract with PFK Electronics Pty Ltd. (PFK), a South Africa corporation, for the parts Identity required for its business. In addition to the standard terms and conditions, PFK inserted contract language purporting to have the Company act as surety for its subsidiary. However, the Company was not a signatory to the contract or to the specific suretyship addendum contained therein and therefore considers the suretyship contract null and void. With the August 2005 rescission of the Company’s merger with Identity, any liability Airbee Automotive Group, Inc. may have had to PFK reverted to Identity. At PFK’s request, the Company sent a termination agreement to PFK in November 2005. To date, PFK has failed to return the signed termination agreement.

In accordance with FIN 45, the Company hereby discloses the existence of a guarantee contract between the Company and PFK which the Company views as unenforceable. The Company is not required to assign a value to this guarantee and record it as a liability on its balance sheet because it was intended by PFK to be the guarantee of a debt of a subsidiary company. That subsidiary no longer exists as an operating entity, having been dissolved by the rescission of the merger that created it.

Litigation

On October 3, 2005, Richard Sommerfeld, Jr., the Company’s former chief financial officer (“Sommerfeld”) filed suit against the Company. On December 9, 2005, the Company filed an Answer to the Complaint, Affirmative Defenses and Counterclaims. On January 6, 2006, Sommerfeld amended his claims by filing an Amended Complaint and at the same time joining the Company’s two inside directors, E. Eugene Sharer (President and Chief Operating Officer) and Sundaresan Raja (Chief Executive Officer), and its outside director, Mal Gurian, as individual defendants. On February 7, 2006, the Company denied the primary allegations in the amended complaint by filing its Answer to Amended Complaint, Affirmative Defenses and Counterclaims. The individual defendants have moved to dismiss Sommerfeld’s claims but the motion has not been set for a hearing.

The claims raised in the Amended Complaint are:
•	Breach of Contract (of employment agreement) (against the Company)

•	Wage Payment and Collection Act (against the Company)

•	Default on Promissory Note/Contract (against the Company)

•	Enforcement of Security Interest (against the Company)

•	Injunction (against the Company)

•	Breach of Contract (of stock option agreement) (against the Company)

•	Civil Conspiracy (against the individual defendants, jointly and severally)

•	Aiding and Abetting (against the individual defendants, jointly and severally)

•	Constructive Fraud (against the individual defendants, jointly and severally)

The claims raised in the Counterclaims are:
•	Declaratory Judgment and Injunctive Relief

•	Breach of Contract (of employment agreement)

•	Breach of Fiduciary Duties

•	Tortious Interference with Contractual and Economic Relations

•	Replevin and Injunction

•	Breach of Contract (of stock option agreement)

Sommerfeld contends that the Company owes him certain wages, payments pursuant to promissory notes and stock options. In response, the Company contends Sommerfeld failed to perform his job duties. Most egregiously, he failed to obtain financing for the Company. The Company further contends he breached his fiduciary duties to the Company by working for the benefit of Identity, Inc. (an entity the Company merged with and then rescinded the merger).

In addition, Sommerfeld removed certain property belonging to the Company when he left. While some property has been returned, most has not. Finally, the Company contends Sommerfeld has posted inaccurate and/or incomplete information on a commercial online message board which may or may not include inside information and needs to take steps to cure the problems (if any) he created.

With respect to Sommerfeld’s claims, the Company acknowledges that Sommerfeld is owed unpaid wages in the amount of $66,666.60 but denies all remaining wage claims including disputes over treble damages and interest payments.

With respect to the promissory note claims, Sommerfeld has alleged he is owed approximately $163,400 plus interest in excess of $13,000. While the parties dispute the substance of the claims raised, the Company acknowledged the existence of certain promissory notes and advances for a total of over $131,000 including interest. As was its option under the terms of the notes, the Company satisfied these promissory notes and obligations through the issuance of common stock. Sommerfeld has rejected the issuance of shares. The Company contends it has satisfied its obligations under the promissory notes through the issuance of shares and therefore is vigorously defending these claims.

The Company and Sommerfeld both have claims for breach of the stock option agreements based on the following. On September 19, 2005, Sommerfeld attempted to exercise 996,951 options at $0.04 per share plus a further 1,249,500 options at $0.22 per share. Sommerfeld’s exercise was made under the 2002 Stock Option Plan (“Option Plan”) pursuant to which he was granted options under a September 1, 2003 Stock Option Agreement and a November 18, 2004 incentive Stock Option Agreement. The Company acknowledges that Sommerfeld was fully vested in the options granted under the September 1, 2003 Stock Option Agreement. The parties disagree as to how many shares had vested under the November 18, 2004 incentive Stock Option Agreement when Sommerfeld left the Company in August 2005. Sommerfeld claims 1,249,500 options had vested which the Company claims only 750,000 had vested prior to his departure. Both sides agree no more options could vest after the date of Sommerfeld’s departure from the Company.

In November 2003, Sommerfeld exercised 2,003,049 options in a cashless exercise with the fair market value of the Company’s stock calculated at that date as $0.50 per share. As a result, Sommerfeld received a net of 1,842,805 shares. Sommerfeld contends this leaves a balance of 996,951 vested options under the 2003 Agreement. As reflected in the Counterclaims, there is a dispute as to the way the original cashless transaction was calculated as explained below. The Company contends Sommerfeld needs to pay the Company additional funds or return the excess shares.

Specifically, as Chief Financial Officer of the Company, Sommerfeld was charged with knowledge of and was involved in certain third-party transactions whereby the stock was valued in an arms-length transaction on or about November 19, 2003 at $0.1138 per share. As Sommerfeld knew or should have known (and as he subsequently admitted to other Company officers, consultants and auditors) when he exercised his options the shares should have been valued at $0.1138 per share. At the correct price, Sommerfeld should have received 1,298,990 shares of stock in this cashless exercise. Thus, Sommerfeld improperly received 543,815 shares of stock which must be returned to the Company. As set forth in its Counterclaim, the Company contends Sommerfeld owes it nearly $300,000 for this transaction.

Sommerfeld learned of the need to return the stock on July 19, 2005 but he has failed to do so. When the Company issued the remaining shares for Sommerfeld’s September 19, 2005 cashless exercise, it deducted 543,815 shares from the total issued to Sommerfeld to cure the 2003 excess issuance of shares. Sommerfeld received 396,167 shares net but has rejected the Company’s deliverance of these shares. These shares are included in the Company’s issued and outstanding shares in its financial statements.

The dispute related to the 2004 incentive Stock Option Agreement is in the vesting schedule. While both sides agree that 750,000 shares vested immediately upon execution of this agreement, Sommerfeld contends the next 25% of the 3,000,000 share total grant or 750,000 shares vests ratably over the course of the year between the date of the grant and the first anniversary of the grant and that he is entitled to exercise options for 1,249,500 shares. The Company contends Sommerfeld had to be employed by the Company on the anniversary date of the grant before any additional options could vest so that the most he could exercise was 750,000 shares. The Company issued Sommerfeld 514,286 shares, dated September 19, 2005, in January 2006. Sommerfeld has rejected the Company’s deliverance of these shares. These shares are included in the Company’s issued and outstanding shares in its financial statements.

With respect to the claims related to comments made on Raging Bull Message Board, Sommerfeld is seeking injunctive relief to enjoin the Company from making any comments on the message board about Sommerfeld. The Company, its officers and directors contend that they have not made any comment about Sommerfeld on the message board and that Sommerfeld’s claim should fail for lack of evidence. The Company has also asserted its First Amendment rights strongly limit a court’s ability to enjoin future speech. Likewise, many of the comments at issue (e.g., statements that Sommerfeld’s departure was a “good thing”) constitute opinion, which cannot be restricted or regulated under the law.

In its Counterclaims, the Company has raised several claims related to Sommerfeld’s conduct in performing his job duties, including declaratory judgment and injunctive relief (to declare Sommerfeld in breach to obtain disgorgement), breach of contract, breach of fiduciary duties, tortious interference and fraudulent inducement. The Company contends that Sommerfeld, while employed by the Company, was disloyal to it and breached the fiduciary duties he owed it. As a result of Sommerfeld’s actions, as set forth in the Counterclaims, the Company contends it was severely harmed including the loss of $521,000. Finally, the Company has claims related to its contention that Sommerfeld improperly removed property from the Company and has not returned it.
The Company is vigorously defending this lawsuit and prosecuting its counterclaims. At this stage of the litigation, it is not possible to predict the outcome of this case with any certainty.
NOTE 10 — GOING CONCERN
As shown in the accompanying consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2005 and 2004. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.
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
NOTE 11 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company amended its previously issued consolidated financial statements for the year ended December 31, 2003 and period from August 9, 2002 (inception) through December 31, 2002 on its report dated May 20, 2004. The Company had amended these consolidated financial statements to recognize an additional $366,806 and $18,441 in compensation and interest expense for the year ended December 31, 2003 and the period August 9, 2002 (inception) through December 31, 2002. In addition, certain issuances of common stock have been restated due to valuation adjustments, the recording of unearned compensation due to the issuance of options below the fair market value (including amortization of unearned compensation of $13,748 in 2003 and 2002, respectively) and 2002 common share information has been restated to retroactively account for the stock split that occurred in September 2003. These transactions resulted in an increase in net loss applicable to common shares of $380,554 and $32,189 for the year ended December 31, 2003 and the period August 9, 2002 (inception) through December 31, 2002 to a net loss of $1,360,577 and $317,046 as restated, and an increase in the deficits accumulated during the development stage to $1,677,623 and $317,046, respectively. The December 31, 2004 financial statements have been restated for the amortization of unearned compensation for the year ended December 31, 2004 by $13,748 and this has increased the loss for the year then ended to $1,136,743 as restated, and the accumulated deficit during the development stage to $2,814,366.
NOTE 12- PROVISION FOR INCOME TAXES
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
At December 31, 2005 and 2004, deferred tax asset consist of the following:

	December 31
	2005	2004

Deferred tax asset	$2,282,007	$844,310
Less: valuation allowance	(2,282,007)	(844,310)

	$—	$—

At December 31, 2005, the Company had deficits accumulated during the development stage in the approximate amount of $6,520,020, available to offset future taxable income through 2020. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.
NOTE 13 SUBSEQUENT EVENTS
In accordance with the settlement agreement between the Company and the note holder and approved by the board of directors, the Company issued 182,714 restricted shares of its common stock to Silkroute e-Commerce Fund I Ltd. on January 13, 2006 in full payment of a note payable dated August 31, 2002 for $50,000 and accrued interest at 12% per annum through December 31, 2005 totaling $23,085.
As approved by the board of directors and the related party note holders and creditors, the Company issued restricted shares of its common stock on January 12, 2006 to convert notes payable, accrued salary payable and accrued interest payable. The amounts converted and shares issued appear in the table below.

			Accrued		Number of
	Note	Accrued	Interest		Shares
Officer	Payable	Salary	Payable	Total	Issued

Sundaresan Raja	$464,614	$200,000	$7,855	$672,469	2,725,400
E. Eugene Sharer	366,095	170,000	6,284	542,379	2,198,168
S. Krishnamurthy	98,815	125,000	5,237	229,052	928,308
David McCartney	—	60,625	2,827	63,452	257,159
Ram Satagopan	127,291	—	—	127,291	515,890
V.V. Sundaram	—	31,250	1,014	32,264	130,761

	$1,056,816	$586,875	$23,217	$1,666,908	6,755,686
The Company also issued restricted shares of its common stock to its former chief financial officer on January 11, 2006 in payment of two outstanding promissory notes as permitted by the terms of the notes. The total of unpaid principal and accrued interest on the two notes was $122,373 for which the Company issued 272,029 restricted shares of its common stock. The Company also issued stock to repay various advances made by its former chief financial officer. The total of these advances plus accrued interest totaled $8,895 for which the Company issued 19,767 shares.

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
     We have identified certain internal control deficiencies that we consider to be reportable conditions and material weaknesses. These consist of inadequate communication and supervision leading to the untimely identification and resolution of certain accounting and disclosure matters. Our financial position has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and proper procedures within our internal control system. We will use our best efforts to implement necessary policies and procedures within the Company to provide adequate disclosure controls and procedures.
     We have implemented certain process, control and approval practices which we believe has substantially improved the prior weaknesses. We continue to be vigilant over this matter.
     Changes in Internal Controls
     Other than that mentioned above, no change in the Company’s internal control over financial reporting occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
ITEM 8B. OTHER INFORMATION
     None.
PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Our directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualified. Our officers are appointed by our directors.

Our directors and executive officers and their ages are as follows:

Name	Age	Position

Sundaresan Raja	43	Chief Executive Officer, Director
E. Eugene Sharer	72	President, Chief Operating Officer, Secretary, Director
Ramanujam Satagopan	41	Vice President & Chief Technology Officer
Srinivasan Krishnamurthy	47	Vice President-Business Development
David L. McCartney	50	Vice President – Sales and Marketing
V.V. Sundaram	66	CEO, Airbee Wireless (India) Pte Ltd.
Mal Gurian	79	Director
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
     V.V Sundaram: Mr. Sundaram has responsibility for all aspects of development and release of the company’s software product suite for short-range wireless voice and data communications. VV spent the last 10 years with Covansys Corp. as Managing Director and CEO of Offshore Operations, Board Member of Covansys-

India, Covansys-Singapore and Covansys-UK with direct responsibility for an offshore operation. Prior to Covansys, he worked for British Petroleum in Cleveland for 20 years in a variety of positions covering systems, transportation, chemicals, pipeline operations, production, operations analysis, strategic planning and M&A. He holds a B.S in Physics and Mathematics, an MS (Computer Science) from the University of Pittsburgh and an MBA (Finance and Operations Research) from Case Western University.
     David L. McCartney joined us on March 1, 2005 as Vice President, Marketing and Sales after having served as a consultant for several months as a marketing advisor. Mr. McCartney has many years experience in the wireless technology space in both corporate executive and marketing positions. Prior to joining Airbee Wireless, he was the founder and principal consultant of m2direct, Inc.; Vice President — Marketing and Sales for Wavecom, Inc.; President of e-tenna Corporation; Executive Vice President of RangeStar Wireless, Inc.; Vice President — Marketing and Sales for Bosch Telecom, Inc.; Director — Wireless Product Unit, Director International Business Development and Manager Strategic Planning for Ericsson, Inc.; and Divisional Marketing Director and Trading Area Manager for Motorola, Inc. Mr. McCartney is currently a columnist for Wireless Design Online and has authored some 20 articles in trade publications. He also has authored or co-authored three patents in the communications and wireless technology space. He holds a Bachelor of Science degree in Industrial Administration from Iowa State University and an MBA from Lynchburg College and is an active member of several technical honor societies.
     Sriniavasan Krishnamurthy: Mr. Krishnamurthy joined us in July 2004 as Vice President for Business Development and Strategy. Prior to joining us, he was the co-founder and Chief Marketing Officer at OPTIM Systems, Inc. a leader in device monitoring and control applications for communication networks in the telecommunications and enterprise markets. OPTIM was successfully sold to a defense contractor in 2003. He boot strapped this venture and was instrumental in raising millions of dollars in venture capital. As an officer of OPTIM, he conceived, conceptualized and established the product and technology foundation for the business. Prior to launching his entrepreneurial career, Mr. Krishnamurthy held management, marketing, and technology development positions at CONCERT Communications (a wholly-owned subsidiary of British Telecommunications plc), GE/GTE Spacenet & Comsat Corporation. At Concert, he managed global development teams for network engineering of frame relay, ATM and IP services. Prior to that, he was a Product Marketing Manager at GE/GTE Spacenet where he led a team that put together a satellite-based data service in India. While working for Comsat Corp. as Principal-Technical Staff he designed IP networking technologies, IP routing algorithms and network management solutions for multimedia IP LAN/WAN networks. Mr. Krishnamurthy has a patent to his credit and has authored several marketing and technology papers in industry publications. Srini holds a MS (Computer and Information Science) from the New Jersey Institute of Technology and a MS (Electrical Engineering) and a BS (Physics) from Osmania University, Hyderabad, India.
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
•	Integrity – We do the right thing without compromise and in the highest ethical manner.

•	Honesty – We are open, transparent, and truthful and avoid any conflict of interest.

•	Trust – Our word is good and we adhere to our commitments.

•	Commitment – We strive to deliver superior product performance and achieve personal excellence and self-improvement.

•	Global Citizenship – As an international company, we comply with the applicable laws and regulations that govern our activities wherever we do business.

•	Accountability – We accept the consequences of our actions, admit to our mistakes and quickly rectify them.

•	Responsible Leadership – We manage our business responsibly in order to earn and maintain the confidence, respect and trust of our shareholders, business partners and colleagues.
ITEM 10. EXECUTIVE COMPENSATION
Executive Compensation
     The following table sets forth information with respect to all compensation paid or earned for services rendered to the Company during the last fiscal year by our chief executive officer and each executive officer whose aggregate annual compensation exceeded $100,000 and who were executive officers of the Company at December 31, 2005 (all of the individuals named in the following table are collectively defined as the “Named Executive Officers”).
Summary Compensation Table
     The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2005, December 31, 2004, and December 31, 2003, paid to our most highly compensated executive officers.
Summary Compensation Table

	Annual Compensation			Long Term Compensation
				Awards
				Restricted	Securities
				Stock	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Award(s)	Options(#)	Compensation
Sundaresan Raja (1)	2005	$150,000	$50,000	—	—	—
Chief Executive Officer	2004	$150,000	$50,000	—	10,000,000	—
	2003	$150,000	$50,000	—	—	—

E. Eugene Sharer (2)	2005	$120,000	$50,000	—	—
President and Chief Operating Officer	2004	$120,000	$50,000	—	8,000,000	—
	2003	$120,000	$50,000	—	—	—

Summary Compensation Table

	Annual Compensation			Long Term Compensation
				Awards
				Restricted	Securities
				Stock	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Award(s)	Options(#)	Compensation
Ramanujam Satagopan (3)	2005	$80,000	$30,000	—	—	—
VP & Chief Technology Officer	2004	$80,000	$30,000	—	3,000,000	—
	2003	$80,000	$30,000	—	—	—

Richard P. Sommerfeld, Jr. (4)	2005	$66,660	—	—	—	—
Chief Financial Officer	2004	$100,000	$25,000	—	3,000,000	—
	2003	$100,000	$8,333	—	3,000,000	—

V. V. Sundaram (5)	2005	$66,667	$13,333	—	1,500,000	—
Chief Executive Officer Airbee India	2004	—	—	—	—	—
	2003	—	—	—	—	—

Srinivasan Krishnamurthy (6)	2005	$100,000	$25,000	—	—	—
Vice President Business Dev.	2004	$50,000	$12,500	—	6,000,000	—
	2003	—	—	—	—	—

David McCartney (7)	2005	$124,999	$16,666	—	1,000,000	—
Vice President, Marketing	2004	—	—	—	—	—
	2003	—	—	—	—	—
(1)	Sundaresan Raja joined us in August 2002 as President and Chief Executive Officer. Mr. Raja is paid a base salary of $150,000 and is eligible to receive an annual bonus with a formula based on the operating results of the Company. During 2002, he was issued a stock option for 10,000,000 shares exercisable at $0.00004 per share. During 2004, he was issued an option to purchase 10,000,000 shares exercisable at $0.22 per share.

(2)	E. Eugene Sharer joined us in August 2002 as Chief Operating Officer. Mr. Sharer is paid a base salary of $120,000 per year and is eligible to receive an annual bonus with a formula based on the operating results of the Company. During 2002, he was issued a stock option for 8,000,000 shares exercisable at $0.00004 per share. During 2004, he was issued an option to purchase 8,000,000 shares exercisable at $0.22 per share.

(3)	Ramanujam Satagopan joined us in September 2002 as our Chief Technology Officer. Mr. Satagopan is paid a base salary of $80,000 and is eligible to receive an annual bonus with a formula based on the operating results of the Company. During 2002, he was issued a stock option for 375,000 shares exercisable at $0.00004 per share. During 2004, he was issued an option to purchase 3,000,000 shares exercisable at $0.22 per share.

(4)	Richard P. Sommerfeld, Jr. joined us in September 2003 as Chief Financial Officer; he left in August 2005. Mr. Sommerfeld was paid a base salary of $100,000 and was eligible to receive an annual bonus with a formula based on the operating results of the Company. During 2003, he was issued a stock option for 3,000,000 shares exercisable at $0.04 per share. During 2004, he was issued an option to purchase 3,000,000 shares exercisable at $0.22 per share.

(5)	V. V. Sundaram joined us in May, 2005 as Chief Executive Officer Airbee India. Mr. Sundaram is paid a base salary of $100,000 and is eligible to receive an annual bonus with a formula based on the operating results of the Company. During 2005, he was issued a stock option for 1,500,000 shares exercisable at $0.82 per share. On January 1, 2006, he was issued an option to purchase 1,500,000 shares exercisable at $032 per share.
(6)	Srini Krishnamurthy joined us in July, 2004 as Vice President, Business Development. Mr. Krishnamurthy is paid a base salary of $100,000 and is eligible to receive an annual bonus with a formula based on the operating results of the Company. During 2004, he was issued options to purchase 3,000,000 shares exercisable at $0.38 per share and 3,000,000 shares exercisable at $0.22 per share.

(7)	David McCartney joined us in March of 2005 as Vice President, Marketing and Sales. Mr. McCartney is paid a base salary of $150,000 and is eligible to receive an annual bonus with a formula based on sales/revenue results. During 2005, he was issued a stock option for 1,000,000 shares exercisable at $0.32 per share. On January 1, 2006, he was issued an option to purchase 1,500,000 shares exercisable at $032 per share.
Compensation of Directors
     We have no standard arrangement pursuant to which our directors are compensated for services provided as a Director. Our inside directors are currently not compensated for their service on our board of directors. Mr. Gurian, an independent director, receives $2,000 per meeting. He has also been granted an option to purchase 150,000 shares of common stock at $0.22 per share and a second option to purchase 250,000 shares at $0.32 per share. Commencing January 1, 2005 and January 1, 2006, the options vest over 12 months in four equal traunches.
Stock Option Issuances During Fiscal Year 2005
     The table below provides a summary of individual grants of stock options made during the last fiscal year ended December 31, 2005 to each of the named officers included in the Summary Compensation Table above.

	Number of Shares	Percentage of Total
	of Common Stock	Options Granted to
	Underlying	Officers and
Name	Options	Employees	Exercise Price	Expiration Date

Sundaresan Raja	—	—	—	—
Ramanujam Satagopan	—	—	—	—
E. Eugene Sharer	—	—	—	—
Srinivasan Krishnamurthy	—	—	—	—
V. V. Sundaram	1,500,000	60%	$0.82	05/16/2010
David McCartney	1,000,000	40%	$0.32	03/01/2010
Aggregated Option Exercises in Last Fiscal Year and Fiscal
Year-End Option Values
     The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended December 31, 2005 by our executive officers listed in the Summary Compensation Table above.

	Number of		Number of Securities Underlying
	Shares		Unexercised Options at			Value of Unexercised In-the-Money
	Acquired on		December 31, 2005(1)			Options at December 31, 2005(1)
Name	Exercise	Value Realized	Exercisable/Unexercisable			Exercisable/Unexercisable

Sundaresan Raja	0	$0	15,000,000	/	5,000,000	$4,800,000	/	$1,600,000
Ramanujam Satagopan	0	0	2,312,510	/	1,500,000	$740,000	/	$480,000
E. Eugene Sharer	5,501,457	0	4,000,000	/	4,000,000	$1,280,000	/	$1,280,000
Srinivasan Krishnamurthy	0	0	3,000,000	/	3,000,000	$960,000	/	$960,000
V.V. Sundaram	0	0	750,000	/	2,250,000	$240,000	/	$720,000
David McCartney	0	0	875,000	/	1,625,000	$280,000	/	$520,000

(1)	The value of unexercised in-the-money options at fiscal year end is calculated using the last sale price of $0.32 per share as of December 30, 2005, the last trading day of fiscal year 2005 as reported on the Pink Sheets.
Employment Agreements
     We have entered into employment agreements with certain of our key executives as follows:
     Sundaresan Raja has served as our Director and Chief Executive Officer since our inception. Mr. Raja is paid a base salary of $150,000 per year and is eligible to receive an annual bonus with a formula based on our operating results. Mr. Raja is guaranteed a minimum bonus of $50,000 per annum and up to a maximum of 150% of his current base salary as further described below. The agreement expired on December 31, 2005. He was granted a new employment agreement as of January 1, 2006 for a one year term which has all of the basic terms of the expired agreement except for the base salary which was changed to $175,000 per year. In addition to his salary, Mr. Raja is entitled to participate, to the extent he is eligible under the terms and conditions thereof, in any profit sharing, pension, retirement, hospitalization, insurance, disability, medical service or other employee benefit plan available to the executive officers of our company. Mr. Raja is also entitled to four weeks of paid personal time off in respect of each twelve month period during the term of his employment agreement. Mr. Raja was issued 10,000,000 options with a $0.00004 strike price with a “cashless” exercise provision, which are exercisable for a 5 year term, vesting as follows:
2.5 million vested immediately at effective date of employment agreement;
2.5 million vested after 1 year of service;
2.5 million vested after 2 years of service;
remaining 2.5 million vested after 3 years of service.
On November 18, 2004, he was granted a second 10,000,000 share option with like terms at a strike price of $0.22 per share which was in excess of 115% of the closing bid price on that date and vests as follows:
2.5 million shares vested immediately on the date of grant November 18, 2004;
2.5 million shares vested one year thereafter;
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
     E. Eugene Sharer joined us on August 16, 2002 as Chief Operating Officer and a member of our Board of Directors. Mr. Sharer is paid a base salary of $120,000 per year and is eligible to receive an annual bonus with a formula based on our operating results. Mr. Sharer is guaranteed a minimum bonus of $50,000 per annum and up to a maximum of 150% of his current base salary, as further described below. The agreement expired on December 1, 2005. He was granted a new employment agreement as of January 1, 2006 for a one year term which has all of the basic terms of the expired agreement except for the base salary which was changed to $150,000 per year. In addition to his salary, Mr. Sharer is entitled to participate, to the extent he is eligible under the terms and conditions thereof, in any profit sharing, pension, retirement, hospitalization, insurance, disability, medical service or other employee benefit plan available to the executive officers of our company. Mr. Sharer is also entitled to four weeks of paid vacation in respect of each twelve month period during the term of his employment agreement. Mr. Sharer was issued 8,000,000 stock options with a $0.00004 strike price with a “cashless” exercise provision, which are exercisable for a 5 year term, vesting as follows:
2.0 million vested immediately at effective date of employment agreement;
2.0 million vested after 1 year of service;
2.0 million vested after 2 years of service;
remaining 2.0 million vested after 3 years of service.
Mr. Sharer exercised all portions of this option in November, 2005.
On November 18, 2004, he was granted a second 8,000,000 share option with like terms at a strike price of $0.22 per share which was in excess of 110% of the closing bid price on that date and which vests as follows:
2.0 million shares vested immediately on the date of grant November 18, 2004;
2.0 million shares vested one year thereafter;
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
     David McCartney joined us on March 1, 2005 as Vice President, Marketing and Sales. Mr. McCartney is paid a base salary of $150,000 and is eligible to receive an annual bonus with a formula based on our operating results. Mr. McCartney is guaranteed a minimum bonus of $25,000 per annum and up to a maximum of 150% of his current base salary, as further described below. The agreement expires on March 1, 2008. In addition to his salary, Mr. McCartney is entitled to participate, to the extent he is eligible under the terms and conditions thereof, in any profit sharing, pension, retirement, hospitalization, insurance, disability, medical service or other employee benefit plan available to the executive officers of our company. Mr. McCartney is also entitled to four weeks of paid personal time off in respect of each twelve month period during the term of his employment agreement. Mr. McCartney was issued 1,000,000 stock options with a $0.32 strike price with a “cashless” exercise provision, which are exercisable for a 5 year term, vesting as follows:
250,000 vested immediately at effective date of employment agreement;
250,000 vest after 1 year of service;
250,000 vest after 2 years of service;
remaining 250,000 vest after 3 years of service.
On January 1, 2006, he was granted a 1,500,000 share option with like terms at a strike price of $0.32 per share and which vests as follows:

375,000 shares vested immediately on the date of grant (January 1, 2006);
375,000 shares vest one year thereafter;
375,000 shares vest two years thereafter;
remaining 375,000 shares vest three years thereafter.
     In the event that Mr. McCartney is terminated without cause, all stock options above then earned shall immediately be vested at the time of termination. Additionally, in the event of a Change of Control of the Company, consisting of an entity, group, corporation, or individual acquiring over 50% of the voting shares of the company, or a Change of Control as defined by the Securities and Exchange Commission, it is understood that all earned and as of then unvested options shall immediately be vested.
     V. V. Sundaram joined us on May 16, 2005 as Chief Executive Officer, Airbee India. He serves our company on a full time basis. Mr. Sundaram is paid a base salary of $100,000 and is eligible to receive an annual bonus with a formula based on our operating results. Mr. Sundaram is guaranteed a minimum bonus of $30,000 per annum and up to a maximum of 50% of his current base salary, as further described below. The agreement expires on May 15, 2008. In addition to his salary, Mr. Sundaram is entitled to participate, to the extent he is eligible under the terms and conditions thereof, in any profit sharing, pension, retirement, hospitalization, insurance, disability, medical service or other employee benefit plan available to the executive officers of our company. Mr. Sundaramis also entitled to four weeks of paid personal time off in respect of each twelve month period during the term of his employment agreement. Mr. Sundaram was issued 1,500,000 stock options with a $0.824 strike price with a “cashless” exercise provision, which are exercisable for a 5 year term.
     On January 1, 2006, he was granted a 1,500,000 share option with like terms at a strike price of $0.32 per share and which vests as follows:
375,000 shares vested immediately on the date of grant (January 1, 2006);
375,000 shares vest one year thereafter;
375,000 shares vest two years thereafter;
remaining 375,000 shares vest three years thereafter.
     In the event that Mr. Sundaram is terminated without cause, all stock options above then earned shall immediately be vested at the time of termination. Additionally, in the event of a Change of Control of the Company, consisting of an entity, group, corporation, or individual acquiring over 50% of the voting shares of the company, or a Change of Control as defined by the Securities and Exchange Commission, it is understood that all earned and as of then unvested options shall immediately be vested.
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
     On November 18, 2004, he was granted a 3,000,000 share option with like terms at a strike price of $0.22 per share and which vests as follows:
750,000 shares vested immediately on the date of grant November 18, 2004;
750,000 shares vested one year thereafter;
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
Officer Bonuses
     As discussed above, under each employment agreement each officer shall also receive a performance bonus up to a maximum of 150% of the then current base salary and evaluated on the following three categories and weighted as indicated: (1) EBITDA (40%): Targets as provided in annual financial projections; (2) Revenue (30%):
     Targets as provided in annual financial projections; and (3) Job Performance Objectives: Targeted 8 per year.
     If he achieves over 100% of target, he then receives a proportional amount to a limit of 150% of then current base salary. If he achieves 100% of target, he then receives 100% of category bonus. If he achieves 75% of target, he then receives 60% of category bonus. If he achieves 50% of target, he then receives 30% of category bonus.
     There is currently no effective performance bonus schedule. Financial and performance projections will be made when our company receives revenues from Airbee products. Bonus amounts and allocations will be subject to the approval by the Board.
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
     The following table sets forth information regarding the beneficial ownership of our common stock as of the Record Date for: (a) each person known by us to own beneficially more than 5% of our of common stock; (b) each of our directors; (c) each of our executive officers; and (d) all directors and executive officers as a group.
     The percentage of beneficial ownership for the following table is based on 62,258,149 shares of common stock outstanding. Such shares are net of 13,586,956 non-voting shares held in escrow.
     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of the date of this financial statement are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
     Unless otherwise indicated below, to our knowledge, all persons and entities listed below have sole voting and investment power over their shares of common stock, except to the extent that individuals share authority with spouses under applicable law. Unless otherwise indicated below, the address for the persons and entities listed below is 9400 Key West Avenue, Rockville, Maryland 20850.

	Shares
	Beneficially		Percent
Name and Address	Owned		of Class
Sundaresan Raja	28,530,937	(1)	32.39%
E. Eugene Sharer	15,136,840	(2)	17.18%
Ramanujam Satagopan	5,500,999	(3)	6.24%
V. V. Sundaram	1,287,011	(4)	1.46%
Srinivasan Krishnamurthy	3,928,308	(5)	4.46%
David McCartney	1,060,484	(6)	1.20%
Mal Gurian	212,500	(7)	*
All Directors and Officers as a Group (7 Persons)	55,657,079		63.18%
Montgomery Equity Partners, Ltd.	8,208,174	(8)	9.32%

*	Less than 1%.

(1)	Includes 10,000,000 shares of common stock underlying options exercisable at $0.00004 per share and 5,000,000 shares exercisable at $0.22 per share.

(2)	Includes 4,000,000 shares exercisable at $0.22 per share.

(3)	Includes 125,010 shares of common stock underlying options exercisable at $0.00004 per share and 1,500,000 shares exercisable at $0.22 per share.

(4)	Includes 750,000 shares of common stock underlying options exercisable at $0.82 per share and 375,000 shares exercisable at $0.32 per share.

(5)	Includes 1,500,000 shares of common stock underlying options exercisable at $0.38 per share and 1,500,000 shares exercisable at $0.22 per share.

(6)	Includes 875,000 shares underlying options exercisable at $0.32 per share.

(7)	Includes 150,000 shares underlying options exercisable at $0.22 per share and 62,500 shares exercisable at $0.32 per share.

(8)	Shares held as of February 15, 2006 pursuant to settlement of April 26, 2005 note payable to be liquidated to repay the remaining balance of the note. Any shares remaining after full payment will be returned to the affiliate of the Company who pledged the shares as security for the promissory note.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The Company has received loans from several of its officers. The Company has entered into convertible promissory notes with some of its officers as described below. These amounts accrue interest at 6.0% and 9.5% annually. As of December 31, 2005, the Company has outstanding under these notes, including accrued interest as described in the table below. The notes were paid off in January, 2006 by board action. They were converted into shares of our common stock at the option of our Company and with the consent of the note holder. Amounts due to officers were as follows:

Sundaresan Raja	$672,469
E. Eugene Sharer	$542,379
Ramanujam Satagopan	$127,291
Srinivasan Krishnamurthy	$229,052
David McCartney	$63,452
V. V. Sundaram	$32,264
ITEM 13. EXHIBITS
(a) Exhibits

Exhibit
No.	Description	Location
3.1	Certificate of Incorporation, dated August 9, 2002 of Registrant	(1)

3.2	Certificate of Amendment (forward split)	(1)

3.3	By-Laws of Registrant	(1)

4.1	Equity Incentive Plan	(1)

4.2	Form of Promissory Note	(1)

4.3	Outside Director Stock Option Plan	(2)

4.4	Secured Convertible Debenture, dated December 29, 2005, and related financing documents and pledge agreements	(5)

4.5	Agreement, dated October 19, 2005 between Cornell Capital Partners, L.P. and Airbee Wireless, terminating the Standby Equity Distribution Agreement, the Registration Rights Agreement, and the Escrow Agreement, each dated April 20, 2005.	(4)

10.1	Employment Agreement, dated January 1, 2006 between Sundaresan Raja and Airbee Wireless.	(4)

10.2	Employment Agreement, dated January 1, 2006 between Eugene Sharer and Airbee Wireless.	(4)

10.3	Employment Agreement, dated April 1, 2005 between Ramanujam Satagopan and Airbee Wireless.	(4)

10.4	Employment Agreement, dated May 16, 2005 between V. V. Sundaram and Airbee Wireless.	(4)

10.5	Lease Agreement	(1)

14.0	Code of Ethics	(3)

21.1	Subsidiaries of Registrant	(1)

31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(1)	Previously filed on Form 10SB Registration Statement.

(2)	Filed on Form 8-K Current Reported filed with the SEC on March 15, 2005.

(3)	Previously filed on Amendment No. 1 to Form 10-KSB Annual Report for year ended December 31, 2004.

(4)	Included herewith

(5)	Filed on Form 8-K Current Report filed with the SEC on January 5, 2006
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     For the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed by Bagell, Josephs & Company, LLC were as follows:

	2005	2004
Audit Fees	$15,000	$17,000
Audit Related Fees	$26,257	$7,500
Tax Fees	$3,500	—
All Other Fees	$22,590	—
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

AIRBEE WIRELESS, INC.

By	/s/ Sundaresan Raja
Name:	Sundaresan Raja
Title:	Chief Executive Officer

Date:	April 12, 2006

     In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

Chief Executive Officer, Principal Executive Officer and Director
/s/ Sundaresan Raja		April 12, 2006

Sundaresan Raja

President, Chief Operating Officer, Interim Chief Financial Officer and Director
/s/ E. Eugene Sharer		April 12, 2006

E. Eugene Sharer

/s/ V. V. Sundaram	Chief Executive Officer, Airbee India	April 12, 2006

V. V. Sundaram

/s/ Mal Gurian	Director	April 12, 2006

Mal Gurian