Form 10QSB
period 2006-03-31
Airbee Wireless, Inc.
filed 2006-05-15
CIK 1297533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 62,571,955 shares of Common Stock par value of $0.00004 as of May 1, 2005.
Transitional Small Business Disclosure Form (check one): Yes ☐ No ☑

AIRBEE WIRELESS, INC.
FORM 10-QSB

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
(UNAUDITED)

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)

2006
ASSETS
Current Assets:
Cash and cash equivalents	$15,845
Accounts receivable	27,110
Prepaid expenses and other current assets	5,538

Total Current Assets	48,493

Fixed assets, net of depreciation	63,900

Intangible assets	799,655
Deferred financing costs	27,051
Other assets	28,097

854,803

TOTAL ASSETS	$967,196

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES
Current Liabilities:
Notes payable — related party	$97,394
Notes payable — other	140,000
Fair value of derivatives	611,514
Accounts payable and accrued expenses	1,198,121

Total Current Liabilities	2,047,029

Long-term Liabilities:
Convertible debentures, net of discount of $310,817	39,183

Total Long-term Liabilities	39,183

Total Liabilities	2,086,212

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ DEFICIT
Common stock, $.00004 Par Value; 200,000,000 shares authorized; 77,155,956 shares issued, 13,586,956 shares held in escrow; 62,571,955 outstanding	2,503
Additional paid-in capital	6,925,283
Unearned compensation	(34,530)
Accumulated other comprehensive income	728
Accumulated deficit	(7,805,169)

(911,185)
Less: stock subscription receivable	(5,000)
Less: treasury stock, 997,045 shares at cost	(202,831)

Total Stockholders’ Deficit	(1,119,016)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$967,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

		Restated
	2006	2005

OPERATING REVENUES
Sales	$51,600	$—

COST OF SALES	—	—

GROSS PROFIT	51,600	—

OPERATING EXPENSES
Compensation and professional fees	1,562,361	246,426
Research and development	—	212,070
Selling, general and administrative expenses	130,155	62,129
Depreciation and amortization	7,025	3,082

Total Operating Expenses	1,699,541	523,707

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,647,941)	(523,707)

OTHER INCOME (EXPENSE)
Gain on derivatives	427,532	—
Interest expense	(64,740)	(28,574)

Total Other Income (Expense)	362,792	(28,574)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,285,149)	(552,281)
Provision for Income Taxes	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(1,285,149)	$(552,281)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	60,230,066	41,849,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

Balance, December 31, 2005	$734

Loss on foreign currency translations	(6)

Balance, March 31, 2006	$728

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

		Restated
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,285,149)	$(552,281)

Adjustments to reconcile net loss to net cash (used in) operating activities

Depreciation and amortization	7,025	3,082
Common stock issued for services	90,500	85,230
Common stock issued for compensation	25,000	—
Gain on valuation of derivatives	(427,532)	—
Amortization of discount on convertible debenture	39,183	—
Stock options vested during period	1,015,141	—
Amortization of financing fees	3,864	—
Gain (loss) on foreign currency translations	(6)	203
Amortization of unearned compensation	3,992	3,437

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(17,110)	—
(Increase) decrease in prepaid expenses and other assets	40,128	(14,641)
(Increase) in other assets	(383)	—
Increase in accounts payable and accrued expenses	272,614	67,989

Total adjustments	1,052,416	145,300

Net cash (used in) operating activities	(232,733)	(406,981)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(36,298)	—
Acquisitions of fixed assets	(1,878)	(14,321)

Net cash (used in) investing activities	(38,176)	(14,321)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

		Restated
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	$96,400	$471,580
Proceeds from stock subscriptions receivable	122,500	—
Proceeds from notes payable — other	40,000	—
Proceeds from notes payable — related party, net	—	(45,990)

Net cash provided by financing activities	258,900	425,590

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,009)	4,288

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	27,854	87,362

CASH AND CASH EQUIVALENTS — END OF PERIOD	$15,845	$91,650

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$4,659	$217

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Common stock issued for compensation	$25,000	$—

Stock options vested during period	$1,015,141	$—

Common stock issued for services	$90,500	$85,230

Conversion of note payable — other and accrued interest to common stock	$73,085	$—

Conversion of related party notes payable, accounts payable, accrued salaries payable and accrued interest to common stock	$1,870,972	$—

Common stock issued for subscription receivable	$5,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE 1 —	ORGANIZATION AND BASIS OF PRESENTATION
The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.
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
Liquidity
The condensed consolidated interim financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $6.8 million as of March 31, 2006. The Company’s operations have been financed primarily through a combination of issued equity and debt. For the three months ended March 31, 2006, the Company had a net loss of approximately $270,000 and cash used in operations of approximately $290,000.
The Company regularly evaluates its working capital needs and existing burn rate to make appropriate adjustments to operating expenses. On December 29, 2005, the Company executed a $500,000 convertible debenture with Montgomery by which Montgomery disbursed $350,000 to the Company with the remaining $150,000 to be disbursed two days before the Company files a Form SB-2 with the U.S. Securities and Exchange Commission. The convertible debenture has a two-year term and accrues monthly interest at 15% per year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Airbee Wireless, Inc. and its wholly owned subsidiaries (“Airbee” or the “Company”) Airbee Wireless (Pte.) Ltd., located in Singapore, and Airbee Wireless (India) Pvt. Ltd., located in India, for the three months ended March 31, 2006 and 2005 respectively. All significant inter-company accounts and transactions have been eliminated in consolidation. Accounts denominated in non-U.S. currencies have been re-measured using the U.S. Dollar as the functional currency.
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

Accounts Receivable
The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at March 31, 2006. Accounts receivable are generally due within thirty (30) days and collateral is not required.
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
In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, SFAS No. 68, “Research and Development Arrangements”, and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, technological feasibility for the Airbee UltraLite™, a pre-ZigBee certified product, was established on November 20, 2002 with completion of the detailed program design. Several working models were delivered at various points through July of 2003.
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
Intangible assets pertain to the Company’s intellectual property, more specifically software code for both IEEE 802.15.4 and the ZigBee standard version 1.0 and the upcoming ZigBee standard version 1.1.
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
Licensing revenues (e.g., Airbee-ZNS™, Airbee-ZMAC™, and Airbee-ZNMS™) consist of revenues from licensing under the enterprise licensing model of Airbee platforms, which include a combination of products and services, and items such as development tools, an operating system, various protocols and interfaces and maintenance and support services, such as installation and training, which are licensed over a limited period of time, typically 12-36 months. Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, and customer training and consulting.
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
Revenue attributable to undelivered elements, including technical support, is based on the sales price of those elements and is recognized ratably on a straight-line basis over the term of the time-based license. Post-contract customer support revenue is recognized ratably over the contract period. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of sales.
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
Deferred Financing Costs
Deferred financing costs were incurred in connection with the convertible debenture with Montgomery (see discussion in Note 5). These costs will be amortized over the life of the convertible debenture (24 months). During the three months ended March 31, 2006, the Company recognized $3,864 in deferred financing costs.

Research and Development
Research and development costs are related primarily to the Company developing its intellectual property. Research and development costs were expensed as incurred prior to the Company’s demonstration of technical feasibility of its ZigBee-based products in November 2004. Research and development costs incurred to produce a product master have been capitalized in accordance with Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” issued by the Financial Accounting Standards Board.
Income Taxes
Income tax benefit is computed on the pretax loss based on current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and its financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three month period ended March 31, 2006 and 2005.
Advertising
The Company’s policy is to expense the costs of advertising as incurred. The Company had no such cost for the three month period ended March 31, 2006 and 2005 respectively.
Earnings (Loss) Per Share of Common Stock
Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at March 31, 2006 and 2005 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred losses since inception as a result of funding its research and development, including the development of its intellectual property portfolio which is key to its core products.
The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2006	March 31, 2005
Net Loss	($1,285,149)	($552,281)

Weighted-average common shares outstanding (Basic)	60,230,066	41,849,373

Weighted-average common stock Equivalents:
Stock options	—	—
Warrants	—	—

Weighted-average common shares outstanding (Diluted)	60,230,066	41,849,373

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
Derivative Instruments
The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivatives. The Company accounts for these derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the condensed consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense). As of March 31, 2006, the fair value of the derivatives was $611,514, a decrease of $427,532 from December 31, 2005. The Company has recorded a net gain on derivatives in the Other Income (Expense) section of its Condensed Consolidated Statements of Operations.
Stock-Based Compensation
Employee stock awards prior to periods beginning January 1, 2006 under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to

Employees”, and related interpretations. The Company provides the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure,” an amendment of SFAS No. 123.
The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. Amortization expense for the three months ended March 31, 2006 and 2005 was $3,992 and $3,437, respectively.
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
Effective December 31, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No.123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated. The Company recognized stock-based compensation for awards issued under the Company’s stock option plans in the Compensation and professional fees line item of the Condensed Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company’s financial statements.
SFAS No. 123(R) requires disclosure of pro-forma information for periods prior to the adoption. The pro-forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, for the period prior to the adoption of SFAS No. 123(R), and the actual effect on net income and earnings per share for the period after the adoption of SFAS No. 123R.

	Three Months Ended
	03/31/06	03/31/05
Net loss, as reported	$(1,285,149)	$(552,281)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,015,141	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,015,141)	(616,839)

Net income, pro forma	$(1,285,149)	$(1,169,120)

Earning per share:
Basic, as reported	$(0.02)	$(0.01)
Basic, pro forma	$(0.02)	$(0.03)
Diluted, as reported	$(0.02)	$(0.01)
Diluted, pro forma	$(0.02)	$(0.03)
For the purpose of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31, 2006	March 31, 2005
Dividend yield	0.0%	0.0%
Expected volatility	118.16%	104.99%
Risk-free interest rate	4.0%	4.0%
Expected life in years	3.75 - 5.0	4.25 -5.0
The following table summarizes the stock option activity for the three months ended March 31, 2006:

	March 31, 2006
			Weighted
		Weighted	Average
		Average	Contractual
	Shares	Exercise Price	Term (Years)
Outstanding, December 31, 2005	40,490,010	0.2050
Options granted	3,465,000	0.3200
Options reinstated	—	—
Options exercised	—	—
Options forfeited or expired	—	—

Outstanding March 31, 2006	43,955,010	0.2141	4.2844

Options exercisable, March 31, 2006	25,610,010	0.1520	4.3250

Product Warranty
The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the three months ended March 31, 2006 and 2005, respectively.
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
The identifiable intangible assets presented on the condensed consolidated balance sheet represent the intellectual property that was capitalized post-technological feasibility. Management will continue to monitor and assess any impairment charges against those assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Beginning with the second quarter of 2005, the Company began amortizing its intellectual property costs over a sixteen year period. The amortization amount for the current quarter is calculated based upon the ending balance of intellectual property from the preceding quarter. The amount amortized for the three months ended March 31, 2006 is $2,500. The Company did not begin amortizing its Intellectual Property until the second quarter of 2005.
The main components of intangible assets are as follows:

	Three Months Ended March 31, 2006
	Gross Carrying	Accumulated
	Amount	Amortization
Intellectual Property	$152,058	$10,000
Capitalized Research & Development	657,597	—

Total Intangible Assets	$809,655	$10,000

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
Recent Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Previously, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(e)). FASB 123R had a material impact on its results or financial statements.

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs – an amendment of ARB No. 43, Chapter 4”. FASB 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FASB 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FASB 151 is effective for the Company in 2006. FASB 151 did not have a material impact on its results or financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective for the year ended December 31, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

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

NOTE 4-	FIXED ASSETS

Fixed assets as of March 31, 2006 consist of the following:

Computer and office equipment	$91,395
Leasehold improvements	1,321
Less: accumulated depreciation and amortization	(28,816)

Net book value	$63,900

Depreciation expense for the three months ended March 31, 2006 and 2005 was $4,525 and $3,082, respectively.

NOTE 5-	DEBT

Note Payable – Other

In August 2002, the Company entered into a note payable, principal amount of $50,000 payable August 31, 2005. The Company entered into this note in connection with the 2002 acquisition of Connexus Technologies (Pte.) Ltd. The note was non-interest bearing if it was paid prior to August 31, 2003 and if the note was paid between September 1, 2003 and August 31, 2004 the total payment due was $100,000. If the note was paid between September 1, 2004 and August 31, 2005, total payment due was $150,000. Beginning in September 2005, the Company began discussions with the note holder regarding settlement of this note payable, it being the Company’s position that the note was usurious and therefore unenforceable. By December 31, 2005, the note holder had agreed in principle to accept Company stock in lieu of cash and agreed to restructure the note so that interest accrued at 12% per annum from the original date on the original principal amount. The Company recorded $76,915 of the original $100,000 of accrued interest as forgiveness of debt and recorded this transaction in additional paid-in capital in 2005. The remaining accrued interest of $23,085 was added to the outstanding principal amount of $50,000 and the Company issued 182,714 shares of common stock in January 2006 to settle this note payable.

In September 2005, a former director loaned the Company $100,000 in return for an unsecured demand promissory note. The terms of the note provide for interest at 6% per annum. Payment of the note is guaranteed by an affiliate of the Company.

In March 2006, a shareholder loaned the Company $40,000 in return for an unsecured promissory note due on or before July 31, 2006. The note is payable in cash or Company restricted common stock; if paid in stock the price will be the five-day average closing bid price on the days preceding payment. The note is nominally non-interest bearing; however, the Company issued 50,000 shares of its restricted common stock as a financing fee valued at approximately $11,500.

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

The convertible debenture is secured by substantially all of the assets of the Company, pledged shares of stock of three affiliates of the Company, and 13.5 million pledged shares of stock. The pledged shares are held by an escrow agent pursuant to a written escrow agreement. The convertible debenture has a two-year term and accrues interest monthly at 15% per year.

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock", the conversion feature associated with the $500,000 convertible debenture represents an embedded derivative. The Company has recognized the embedded derivative in the amount of $383,737 as a liability in the accompanying condensed consolidated balance sheet and has measured it at its estimated fair value. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock	$0.21
Exercise price	$0.13
Dividend yield	0.00%
Risk free interest rate	4.00%
Expected volatility	118%
Expected life	1.75 Years
As of March 31, 2006, the freestanding warrants with a variable exercise price (derivatives) and fixed warrants issued in connection with the $500,000 convertible debenture have been valued at $227,777 and $104,559, respectively based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock	$0.21
Exercise price	$0.17
Dividend yield	0.00%
Risk free interest rate	4.00%
Expected volatility	118%
Expected life	2.75 Years
Changes in the fair value of the embedded and freestanding warrants with a variable price (derivatives) are calculated at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense). As of March 31, 2006, the fair value of the embedded and freestanding derivatives had decreased by $427,532 from its fair value at December 31, 2005 of $1,039,046.

The allocation of the proceeds of the convertible debenture to the warrants with a fixed exercise price and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $109,597 and $240,403, respectively. The discount on debt of $350,000 is being amortized to interest through December 31, 2007 using the effective interest method. Interest expense recognized in the three months ended March 31, 2006 is $39,183. The unamortized discount on debt at March 31, 2006 is $310,817.

NOTE 6-	PROMISSORY NOTES – RELATED PARTY

On March 12, 2003 and April 30, 2003, Sundaresan Raja advanced approximately $22,412 and $17,591, respectfully, to Airbee Wireless (India) Pvt. Ltd. (“Airbee India”), the Company’s wholly-owned subsidiary in India. Airbee India has issued Mr. Raja a promissory note due on demand. The note accrues interest at 11.25% per year, which is below the local Indian market rates of 14% to 16%. On June 20, 2005, Mr. Raja advanced approximately $11,100 to Airbee India, which has issued Mr. Raja another demand promissory note. This note accrues interest at 12.0% per year, which is below the local Indian market rates of 14% to 16%. At March 31, 2006, $51,103 was due under the notes, plus accrued interest of $9,443. The Company has guaranteed repayment of the advances.

Airbee India has also issued demand promissory notes to Ram Satagopan in exchange for funds advanced to the Airbee India. This note accrues interest at 12.0% per year, which is below the local Indian market rates of 14% to 16%. At March 31, 2006, approximately $46,291 was due under the notes plus accrued interest of $931.

During January 2006, the Company converted $1,056,816 in related party promissory notes and accrued interest when it issued 6,498,527 restricted shares to current officers in payment of promissory notes, accrued salaries and accrued interest totaling $1,748,599 at the time of issuance. In addition, the Company converted promissory notes and accrued interest due a former officer totaling $122,373 when it issued 271,939 restricted shares. See Note 9, below.

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

At March 31, 2006 and 2005, deferred tax assets consist of the following:

	March 31, 2006	March 31, 2005
Deferred tax asset	$2,731,809	$1,009,994
Less: valuation allowance	(2,731,809)	(1,009,994)

	$—	$—

At March 31, 2006 and 2005, the Company had deficits accumulated during the development stage in the approximate amount of $7,805,169 and $3,366,647,

respectively, available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8-	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2006 consist of the following:

March 31, 2006
Accounts payable	$755,860
Accrued salaries payable	305,484
Reimbursements owed officers	64,146
Withholding taxes payable	50,768
Accrued interest payable	21,683
Other	180

Total	$1,198,121

Trade payables are paid as they become due or as payment terms are extended with the consent of the vendor. At March 31, 2006, one vendor, MindTree Consulting Pvt. Ltd. (“MindTree”) accounted for 53% of the Company’s accounts payable. The Company and MindTree have entered into a repayment agreement more fully described in Note 10. The Company classifies 18% of its trade payables as current (under 30 days), 8% are between 31-90 days, 20% are between 91-150 days, and 54% are over 150 days.

NOTE 9-	STOCKHOLDERS’EQUITY

The Company has 200,000,000 shares of common stock authorized at March 31, 2006 with a par value of $0.00004.

At March 31, 2006, the Company has 77,155,956 common shares issued, 13,586,956 common shares held in escrow, 997,045 common shares in treasury and 62,571,955 common shares outstanding.

The following stock transactions occurred in 2006:

Effective January 1, 2006, the Company issued options to purchase 250,000 shares of common stock to an individual in conjunction with his re-appointment to the board of directors. The options vest over one year in equal quarterly installments. The options are exercisable at $0.32 per share for a period of five years from the date of issuance. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officers received information concerning the Company and had the ability to ask questions about the Company.

Effective January 1, 2006, the Company issued options to purchase 3,000,000 shares of common stock to two executive officers of the Company exercisable at $0.32 per share. The options are exercisable until January 1, 2011. The options vest over one year in equal quarterly installments. The options are exercisable at $0.32 per share for a period of five years from the date of issuance. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officers received information concerning the Company and had the ability to ask questions about the Company.

Effective January 1, 2006, the Company issued options to purchase 215,000 shares of common stock to 28 employees of the Company’s India subsidiary exercisable at $0.32 per share. The options are exercisable until January 1, 2011. The options vest over four years in equal quarterly installments on the anniversary date. The options are exercisable at $0.32 per share for a period of five years from the date of issuance. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officers received information concerning the Company and had the ability to ask questions about the Company.

On January 5, 2006, the Company issued 257,159 restricted shares to an executive officer in partial payment of accrued salary valued at $63,452 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officer received information concerning the Company and had the ability to ask questions about the Company.

On January 10 and 11, 2006, the Company issued 200,000 restricted shares to two organizations for services valued at $79,000 at the time of issuance. The shares were issued to the organizations in return for providing investment banking services. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organizations received information concerning the Company and had the ability to ask questions about the Company.

On January 11, 2006, the Company issued 271,939 restricted shares to a former employee in payment of promissory notes and accrued interest totaling $122,373 at the time of issuance. The Company also issued another 19,767 restricted shares to the same individual in payment of $8,895 in advances made to the Company plus accrued interest. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officer received information concerning the Company and had the ability to ask questions about the Company.

On January 12, 2006, the Company issued 6,498,527 restricted shares to current officers in payment of promissory notes, accrued salaries and accrued interest totaling $1,603,456 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officers received information concerning the Company and had the ability to ask questions about the Company.

On January 12, 2006, the Company issued 182,714 restricted shares to an organization to settle a note payable and accrued interest totaling $73,085 on the date of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On January 31, February 28 and March 31, 2006, the Company issued 20,000, 37,411 and 47,619 restricted shares, respectively, to an officer for accrued compensation of $5,000, $10,000 and $10,000, respectively, on the dates of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officer received information concerning the Company and had the ability to ask questions about the Company.

On March 30, 2006, the Company issued 50,000 restricted shares to an accredited investor in return for his assistance in raising capital and providing short-term loans to the Company. The value of these services was $11,500 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

Throughout the quarter ended March 31, 2006, the Company issued 352,065 restricted shares of common stock to 10 accredited investors for cash totaling $96,400. In addition, the Company issued 147,202 warrants to these investors at strike prices ranging between $0.24 and $0.53 per share. The warrants will expire at varying dates from July 24, 2007 through September 29, 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

NOTE 10-	COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment agreements with key members of management and some officers. Most of these employment agreements are for a period of one to five years. Since 2002, the Company has granted stock options to these individuals that vest over a three-to-five year period. On January 1, 2006, the Company granted additional options as more fully detailed in the Stock-Based Compensation section of Note 2, above.

Lease Agreements

A subsidiary, Airbee Wireless (India) Pvt. Ltd., has entered into a three-year lease agreement for office space in Chennai, India. Monthly rent in the US Dollar equivalent is $1,505. The building owner gave notice in March 2006 that it was exercising its option to sell the property to a developer who intends to build a new building on the site. Accordingly, the Company is searching for new office space to occupy by June 30, 2006.

Repayment Agreement

MindTree Consulting Pvt. Ltd. (“MindTree”), an India corporation, provided services to the Company under a Time and Materials Contract dated March 30, 2005 (the T&M Contract”). On a monthly basis, MindTree invoiced the Company for work it performed. Payment terms were net 30. The Company was unable to pay the invoices as they became due and, by informal agreement, extended the repayment terms monthly. On December 15, 2005, the Company entered into a written agreement with MindTree by which it agreed to pay MindTree $200,000 on or before December 23, 2005 and $100,000 per month on the last business day of each succeeding month until the outstanding indebtedness of approximately $580,000 was fully paid. The Company’s performance was secured by the software code (the “Intellectual Property”) MindTree developed under the T&M Contract. If the Company defaulted in making any payment when due and such default was not cured within five business days after receipt of a notice of default, MindTree would be entitled to co-own the Intellectual Property, with any revenue the Company realized from the Intellectual Property during the co-ownership period to be split 50-50 with MindTree. If full payment is made on or before April 30, 2006, full ownership of the Intellectual Property reverts to the Company. This deadline has been extended to May 15, 2006.

To date, the Company has paid MindTree $200,000 pursuant to this agreement. MindTree has not yet issued any notice of default. The amount due MindTree as of March 31, 2006 is $400,091. The Company expects to complete or substantially complete the repayment by the May 15th deadline. MindTree has indicated that if repayment of the indebtedness is substantially complete it will again extend the agreement for another thirty (30) days.

Guarantees

On May 19, 2005, Airbee Automotive Group, Inc. (the operating entity resulting from the now-rescinded merger of the Company and Identity, Inc.) entered into a supply contract with PFK Electronics Pty Ltd. (PFK), a South Africa corporation, for the parts Identity required for its business. In addition to the standard terms and conditions, PFK inserted contract language purporting to have the Company act as surety for its subsidiary. However, the Company was not a signatory to the contract or to the specific surety addendum contained therein and therefore considers the surety contract null and void. With the August 2005 rescission of the Company’s merger with Identity, any liability Airbee Automotive Group, Inc. may have had to PFK reverted to Identity. At PFK’s request, the Company sent a termination agreement to PFK in November 2005. To date, PFK has failed to return the signed termination agreement.

In accordance with FIN 45, the Company discloses the existence of a guarantee contract between the Company and PFK which the Company views as unenforceable. The Company is not required to assign a value to this guarantee and record it as a liability on its balance sheet because it was intended by PFK to be the guarantee of a debt of a subsidiary company. That subsidiary no longer exists as an operating entity due to the rescission of the merger that created it.

Litigation

On October 3, 2005, Richard P. Sommerfeld, Jr., the Company’s former chief financial officer (“Sommerfeld”) filed suit against the Company. On December 9, 2005, the Company filed an Answer to the Complaint, Affirmative Defenses and Counterclaims. On January 6, 2006, Sommerfeld amended his claims by filing an Amended Complaint and at the same time joining the Company’s two inside directors, E. Eugene Sharer (President and Chief Operating Officer) and Sundaresan Raja (Chief Executive Officer), and its outside director, Mal Gurian, as individual defendants. On February 7, 2006, the Company denied the primary allegations in the amended complaint by filing its Answer to Amended Complaint, Affirmative Defenses and Counterclaims. The individual defendants have moved to dismiss Sommerfeld’s claims. The motion has been set for a hearing on June 7, 2006.

The facts and circumstances surrounding this lawsuit and the history of the case can be found in greater detail in Litigation subheading of Note 9 to the Financial Statements for the years ended December 31, 2005 and 2004 contained in the Form 10-KSB filed on April 17, 2006. In summary, Sommerfeld alleges breach of contract of his employment agreement, violation of the Wage Payment and Collection Act, default on promissory notes, enforcement of security interest, injunction, breach of contract of stock option agreement, civil conspiracy, aiding and abetting, and constructive fraud. The latter three claims are asserted against the individual defendants only. Sommerfeld estimates his damages in excess of $1.5 million.

The Company, while admitting it owes Sommerfeld back wages totaling less than $70,000, has asserted counterclaims against him for declaratory judgment and injunctive relief, breach of contract of his employment agreement, breach of fiduciary duties, tortious interference with contractual and economic relations, replevin and injunction, and breach of contract of his stock option agreement. The Company has tendered payment of the promissory notes in shares of the Company’s common stock as permitted under the terms of the promissory notes. The Company therefore believes that its damage claims against Sommerfeld exceed the actual monetary value of his claims against the Company.

The discovery phase of this case will resume after the pending motions to dismiss are decided.

NOTE 11-	GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2005 and 2004 and for the three month period ended March 31, 2006. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s sales efforts. The Company has been successful in recent months in raising capital to fund its operating costs.

The Company has also been enhancing its business processes to account for the significant development that has occurred in the past year, and believes that with the bridge financing and potential permanent financing they anticipate, the viability of the Company remains very positive in excess of one year.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 12-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has amended its previously issued condensed consolidated financial statement for the three months ended March 31, 2005 for amortization of unearned compensation of $3,747 and the reclassification of various selling, general and administrative expenses, and compensation to research and development expenses. The effect of these changes resulted in an increase of the loss for the three month period ended March 31, 2005 of $3,437 to a net loss of $552,281 and an increase in the accumulated deficit to $3,366,647.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
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
Executive Summary
•	Airbee Wireless, Inc. is no longer a development stage company concentrating on software development as the Company earned revenues from planned operations in the first quarter of 2006.

•	We had a $1,285,149 net loss before provision for income taxes in the first three months of 2006. Accounting rules drove much of this loss. We recorded $1,015,141 as a component of compensation and professional fees due to the operation of SFAS 123R which required us to expense stock options granted and vesting during this quarter. We also recorded a $427,532 gain in other income (expense) from the re-valuation of derivatives required under SFAS 133. We raised almost $100,000 from the sale of stock to accredited investors.

•	Liquidity and capital resources issues continue to constrain growth but given signs of an emerging marketplace for our software and our track record of raising capital, we believe we will be able to obtain sufficient funds to continue operations until we can generate increased revenues from our license agreements.

•	Risk factors include –
o	Royalties from the license agreements are dependent on our customers’ ability to create demand and market acceptance for their product.

o	Our international operations involve inherent risks that include currency controls and fluctuations, tariff and import regulations, and regulatory requirements that may limit our or our customers’ ability to manufacture, assemble and test, design, develop or sell products in particular countries.

o	Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.
•	We have created a new business unit in the fourth quarter of 2005 to take on development contracts using our software products as a base and creating the application solution for our customers. We delivered the first of our service projects to Sensormatics on April 17, 2006. There are several other such projects in the planning stage and which will further the Company’s objective of getting its software stack product into the end user’s operation sooner than we would otherwise realize.
Overview
Airbee Wireless, Inc. (hereinafter called “Airbee” or “Company”) reported $51,600 of revenue from planned operations in the first quarter of 2006. As a result, it is no longer a development stage company. We have continued our go-to-market strategy of licensing the major microcontroller and 802.15.4 radio companies, announcing agreements with Infineon and ZMD. We believe this will lead to two types of revenues – service revenue from customized stack work, integration support and application development and royalty revenue from the licensing of our stack and applications. We also announced a new product (ZAPP) that facilitates low power RF application development for mesh networks including ZigBee.
Our goal remains being a preeminent provider of intelligent software for short range wireless communications embedded into silicon chips and platform solutions. As part of our strategy to compete in each target market segment, we focus our core competencies in the design and engineering of intelligent wireless communications software that is platform agnostic, ultra-low in energy consumption with complete portability across all controllers, radios, and operating system platforms. Our software is licensed to various global manufacturers of radio chips, radio frequency modules, and microprocessors used in an increasing number of wireless communications applications and devices. We believe that with our software embedded inside and our advanced network management tools, our intelligent software will make our customers’ products perform better.
We operate in highly innovative environments characterized by a continuing and rapid introduction of new products that offer improved performance at lower prices. With the trend toward convergence in wireless communications products, our software will likely cross over multiple categories, offering us new opportunities, but may also result in more businesses that compete with us. Competition tends to increase pricing pressure on our products, which may mean that we must offer our products at lower prices than we had anticipated, resulting in lower profits. In terms of penetrating multiple market segments, we focus on silicon manufacturers, specifically controller manufacturers, module manufacturers and OEMs. This is a two-step approach: (a) become an approved third-party vendor and achieve recognition in the manufacturer’s documentation, website and sales force (including distributors for Texas Instruments and Radiocrafts); and (b) the overriding objective is to be embedded directly into the controller by the manufacturer and shipped directly with each controller.
As validation of our strategy, our engagement with Texas Instruments (“TI”) has picked up activity this quarter and we predict TI will become a significant customer. Since the announcement of our agreement with TI, we have downloaded nearly 400 copies of our limited network size stack to TI customers for evaluation. We operate an online help desk to support these prospective customers as they evaluate the product for their application and use, and we are working with ZMD and Infineon to set up a similar process. We note similar progress with our ZigBee module partner Radiocrafts, which now has more than 30 OEMs using our ZNS stack and ZAPP (SPPIO) application. We anticipate many of these will go into production in the coming quarters.
We expect to begin training programs for our licensees such as Infineon to train their field application engineers. We expect this will result in increased opportunities with our partners’ customers. In addition, we will be participating in the ZigBee Developers program this June where we will be teaching new developers how to use our stack to develop applications. We have also established a world class RF laboratory at our development center in Chennai, India, which has already produced real world knowledge about RF interference issues in the ZigBee environment.
Results of Operations
     Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
     During the first quarter of 2006 we had operating revenues of $51,600, resulting in a net loss applicable to common shares of $1,285,149, or $0.02 net loss per share, compared to a net loss of $552,281 or $0.01 net loss per share for the same period in 2005. This quarter’s net loss was substantially reduced by the realization of $427,532 as gain from the re-valuation of derivatives in accordance with accounting rules. However, we also recorded a $1,015,141 expense from the granting and vesting of stock options this quarter. Cumulative net loss since inception totals $7,805,169.
     Our net revenue for the three months ended March 31, 2006 significantly increased to $51,600 as compared to $0 for the three months ended March 31, 2005. During 2005, the Company signed license agreements with Radiocrafts, Texas Instruments, SoftBaugh, Jennic, Compel JSC and Wireless People. These license agreements may generate revenue during the second quarter of 2006 but depend upon sales of the licensees’ products containing our software. The application development agreements we signed with Infineon during 2005 and with SensiTool in 2006 accounted for the revenue we reported this quarter. These agreements require us to embed our software in the customer’s application for a fixed fee, generally paid in stages as benchmarks are met.
     Operating expenses for the three months ended March 31, 2006 were $1,699,541 as compared to $523,707 for the three months ended March 31, 2005, an increase of 219% or $1,145,834. This increase, as further explained below, is principally due to increases in compensation and professional fees and selling, general and administrative expenses. Operating expenses increased as the Company developed and implemented its business plan.
     Our overall increase in compensation and professional fees for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 was $1,315,935, to $1,562,361 from $246,426. Compensation expense required by SFAS 123R accounted for $1,015,141 of this increase as the Company is now required to expense stock options granted and vesting in the period. This is a non-cash expense. The rest of the increase was due to increased professional services costs of $74,160 of legal fees related to our financing from Montgomery Equity Partners Ltd. and legal defense costs for suits against the Company, $79,000 in financing costs, and legal and accounting fees in connection with our SEC reporting. Salaries rose due to the addition of new programming staff in India ($147,600) in accordance with the Company’s plan to improve the administrative function in India and to bring previously out-sourced software development work back in-house. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.
     Selling, general and administrative expenses increased to $130,155 in the first quarter of 2006, up $68,026 or 109% from 2005’s first quarter total of $62,129. This increase was due primarily from insurance costs and loan transaction fees. Our overall selling and marketing expenses consist primarily of marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs. Expenses, particularly certain marketing and compensation-related expenses, may vary going forward, depending in part on the level of revenue and profits.
     The decrease in research and development expense for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was $212,070. With the demonstration of a working prototype, we were permitted to capitalize research and development costs and amortize them going forward. Our intangible assets (primarily capitalized R&D) increased by $633,680, net of amortization, from March 31, 2005 to March 31, 2006 to $799,655 as we increased our overall expenditures in research and development programs to ensure that our products continue to meet our customer demands.
     Depreciation and amortization expense for the quarter ended March 31, 2006 increased $3,943. Most of this increase is $2,500 for the amortization of intellectual property. Interest expense for the three months ended March 31, 2006 increased $36,166, almost entirely due to the amortization of the convertible debenture discount to interest.
Liquidity and Capital Resources
Since inception, we have principally funded our operations from private placements of securities and management and shareholder loans and contributions of $3,210,364. As of March 31, 2006, we have $467,024 outstanding under notes payable – related parties, reimbursements due officers and accrued payroll. During the first quarter of 2006, we received an aggregate of $96,400 in cash from accredited investors in consideration of 352,065 shares of our common stock and 147,202 common stock purchase warrants. Proceeds were used to pay down current payables. We will require approximately $5 million to continue operations for the next 12 months. Most of the funding will be allocated principally for sales, marketing and working capital. It is not anticipated that any lack of funding will impact upon the existing license and development agreements with our customers since our software development has been completed for three of our products.
We have incurred an accumulated deficit at March 31, 2006 of $7,805,169 compared to $3,366,647 at March 31, 2005. We had negative working capital at March 31, 2006 of $1,998,536 compared to negative working capital of $1,384,947 at March 31, 2005. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.
We entered into a note payable dated August 31, 2002, principal amount of $50,000 payable on or before August 31, 2005. We entered into this note in connection with the 2002 acquisition of Connexus Technologies (Pte.) Ltd. While nominally non-interest bearing, the amount to be repaid varied with each anniversary date of the note. If paid prior to August 31, 2003, only $50,000 was due. If the note was paid between September 1, 2003 and August 31, 2004 the total payment due was $100,000. If paid between September 1, 2004 and August 31, 2005, total payment due was $150,000. During the fourth quarter of 2005, we restructured the note with the lender to provide for interest from the date of the note until paid at 12% per annum. At December 31, 2005, principal ($50,000) and accrued interest ($23,085 of the $100,000 accrued interested booked as of September 30, 2005) on this note totaled $73,085, which was converted to common stock with the consent of the note holder in January 2006.
On December 29, 2005, we entered into a Securities Purchase Agreement with Montgomery pursuant to which we agreed to issue Montgomery secured convertible debentures in the principle amount of $500,000. Of these secured convertible debentures, $350,000 was funded on December 29, 2005. The remaining $150,000 has not yet been funded as of May 4, 2006. The secured convertible debentures are convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of (a) eighty percent (80%) of the lowest closing bid price of the common stock for the ten (10) trading days immediately preceding the closing date or (b) eighty percent (80%) of the lowest closing bid price of common stock for ten (10) trading days immediately preceding the conversion date. The secured convertible debentures have a term of two (2) years, piggy-back registration rights and accrue interest monthly at the rate of fifteen percent (15%) per year.
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
Cash at March 31, 2006 and, 2005, respectively, was $15,845 and $91,650. At March 31, 2006 and 2005, respectively, we had total stockholders’ deficit of $1,119,016 and $1,197,298.
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
With regard to our current liabilities at March 31, 2006, $57,391 is payable to a related note holder who has deferred repayment as well as interest. During January 2006, the Company converted $1,870,972 in related party notes payable, accrued salaries, accounts payable and interest payable and another note payable to equity, issuing 7,230,106 restricted shares of common stock. Trade payables at March 31, 2006 of $755,860 are outstanding and will be paid as they come due or as payment may be extended by agreement of the parties. One vendor, MindTree Consulting Pvt. Ltd. (“MindTree”), accounted for 53% of the Company’s accounts payable. MindTree provided services to the Company under a Time and Materials Contract dated March 30, 2005 (the T&M Contract”). On a monthly basis, MindTree invoiced the Company for work it performed. Payment terms were net 30 days. The Company was unable to pay the invoices as they became due and, by informal agreement, extended the repayment terms monthly. On December 15, 2005, the Company entered into a written agreement with MindTree by which it agreed to pay MindTree $200,000 on or before December 23, 2005 and $100,000 per month on the last business day of each succeeding month until the outstanding indebtedness of approximately $580,000 was fully paid. The Company’s performance was secured by the software code (the “Intellectual Property”) MindTree developed under the T&M Contract. If the Company defaulted in making any payment when due and such default was not cured within five business days after receipt of a notice of default, MindTree would be entitled to co-own the Intellectual Property, with any revenue the Company realized from the Intellectual Property during the co-ownership period to be split 50-50 with MindTree. If full payment is made on or before April 30, 2006, full ownership of the Intellectual Property reverts to the Company.
To date, the Company has paid MindTree $200,000 pursuant to this agreement. As of May 11, 2006, the Company is behind in making the scheduled payments. MindTree has not yet issued any notice of default and has extended the deadline to substantially complete the repayment until May 15, 2006. MindTree has indicated that if repayment of the indebtedness is substantially complete it will agree to extend the agreement for another thirty (30) days.

We believe that revenues will increase during the second quarter of 2006 from our licensing and other agreements. However, we shall be dependent upon financing to accelerate our marketing activities and continue product enhancement. We anticipate monthly expenses of approximately $165,000 to $185,000 over the next several months. This amount includes costs of our SEC reporting obligations, which were approximately $190,000 for the year ending December 31, 2005. Cost of SEC reporting obligations includes all filing costs and professional fees.
During the first quarter of 2006, we received an aggregate of $96,400 from accredited investors in consideration of 352,065 shares of our common stock and 147,202 common stock purchase warrants. The proceeds were used to pay down current payables.
Based on the funding described above, we believe that sufficient funds will be available until adequate revenues are generated to cover operating and capital expenses as cash flow allows. If funding is not available we will be required to limit or suspend our marketing and product development. There are no known trends that are likely to have a material impact on liquidity.
The Company participated in the technical meetings at the ZigBee Open House held in Milan, Italy in March 2006 where the focus of discussion was the emerging ZigBee specification standard 1.1. We are planning the process by which our stack will be certified to the new standard on a customer’s new hardware platform. The hope is to have the certification completed within two months after the new specification is released in the second or third quarter of 2006, as several customers have expressed an interest in moving forward after the release.
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

Revenue from products licensed to original equipment manufacturers (OEMs) is based on the time-based licensing agreement with an OEM and recognized when the OEM ships licensed products to its customers.
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
Our software license revenues depend not only upon our ability to successfully negotiate license agreements with our customers but also upon our customers’ ability to commercialize their products using our embedded software. We cannot control our customers’ product development or commercialization or predict their success. Demand for our products, which impacts our revenue and gross margin percentage, is affected by business and economic conditions, as well as communications industry trends, and the development and timing of introduction of compelling software applications and operating systems that take advantage of the features of our products. Demand for our products is also affected by changes in customer order patterns, such as changes in the levels of inventory maintained by our customers and the timing of customer purchases. Airbee operates in a highly competitive industry (i.e., embedded communications software), and our revenue and gross profits could be affected by factors such as competing software technologies and standards, pricing pressures, actions taken by our competitors and other competitive factors, as well as market acceptance of our new ZigBee- compliant products in specific market segments. Future revenue is also dependent on continuing technological advancement, including the timing of new product introductions, sustaining and growing new businesses, and integrating and operating any acquired businesses. Results could also be affected by adverse effects associated with product defects and deviations from published specifications, and by litigation or regulatory matters involving intellectual property or other issues.

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
Off-Balance Sheet Arrangements
As of March 31, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations
The table below lists our known contractual obligations at March 31, 2006.
Our long-term debt obligation consists of $350,000 of a $500,000 convertible debenture ($150,000 not funded as of May 11, 2006), plus interest payable monthly at 15% per annum.

Our purchase obligations are limited to employment contracts with company executives and senior staff. These seven written contracts are for one to three years in duration and expire at various dates between December 31, 2006 and May 15, 2008.
The operating leases reported here are limited to three leases for office space in Chennai, India for our India subsidiary. Each lease was for three years with expiration dates from April 30, 2008 through July 31, 2008. However, our landlord has sold the building and given notice pursuant to the lease agreements that we must vacate the premises by June 30, 2006. We are presently searching for new office space and expect to find similar space at comparable rates. For purposes of disclosure requirements, we continue to report the lease commitments under the now-terminated leases.
We have no capital lease obligations as defined in FASB Statement of Accounting Standards No. 13, “Accounting for Leases” nor do we have any other long-term liabilities reflected on the balance sheet under generally accepted accounting principles in the United States.

	Payments due by period
		Less			More
		than 1	1 - 3	3 - 5	than 5
Contractual Obligations	Total	year	years	years	years
Purchase Obligations (employment contracts)*	$1,682,917	1,060,000	622,917	—	—
Long-Term Debt Obligations **	$350,000	—	350,000	—	—
Operating Lease Obligations ***	$72,230	42,015	30,215	—	—
Capital Lease Obligations	$—	—	—	—	—
Other Long-Term Liabilities Reflected on Balance Sheet under GAAP	$—	—	—	—	—

*	Employment contracts with senior executives ranging in length from 1 year to 3 years, expiring on various dates from December 31, 2006 through May 15, 2008.

**	$50,000 of payment due less than one year was converted to common stock with consent of the note holder in January 2006.

***	Leases of office space in Chennai, India expiring at various times through July 2008. The lease at our Rockville, MD office is month-to-month and therefore not included. Our Rockville rent is $2,730 per month.
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
As previously reported, in early 2005 we identified certain internal control deficiencies that we consider to be reportable conditions and material weaknesses. These consist of inadequate communication and supervision leading to the untimely identification and resolution of certain accounting and disclosure matters. Our financial position has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and proper procedures within our internal control system. We will use our best efforts to implement necessary policies and procedures within the Company to provide adequate disclosure controls and procedures.
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

PART II OTHER INFORMATION
Item 1. Legal Proceedings.
     See the Litigation subsection of Note 10 – Commitments and Contingencies to the Condensed Consolidated Financial Statements in Part 1 of this Form 10-QSB.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following stock transactions occurred in the first quarter of 2006:
Effective January 1, 2006, the Company issued options to purchase 250,000 shares of common stock to an individual in conjunction with his re-appointment to the board of directors. The options vest over one year in equal quarterly installments. The options are exercisable at $0.32 per share for a period of five years from the date of issuance. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officers received information concerning the Company and had the ability to ask questions about the Company.
Effective January 1, 2006, the Company issued options to purchase 3,000,000 shares of common stock to two executive officers of the Company exercisable at $0.32 per share. The options are exercisable until January 1, 2011. The options vest over one year in equal quarterly installments. The options are exercisable at $0.32 per share for a period of five years from the date of issuance. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officers received information concerning the Company and had the ability to ask questions about the Company.
Effective January 1, 2006, the Company issued options to purchase 215,000 shares of common stock to 28 employees of the Company’s India subsidiary exercisable at $0.32 per share. The options are exercisable until January 1, 2011. The options vest over four years in equal quarterly installments on the anniversary date. The options are exercisable at $0.32 per share for a period of five years from the date of issuance. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officers received information concerning the Company and had the ability to ask questions about the Company.
On January 5, 2006, the Company issued 257,159 restricted shares to an executive officer in partial payment of accrued salary valued at $63,452 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officer received information concerning the Company and had the ability to ask questions about the Company.
On January 10 and 11, 2006, the Company issued 200,000 restricted shares to two organizations for services valued at $79,000 at the time of issuance. The shares were issued to the organizations in return for providing investment banking services. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organizations received information concerning the Company and had the ability to ask questions about the Company.
On January 11, 2006, the Company issued 271,939 restricted shares to a former employee in payment of promissory notes and accrued interest totaling $122,373 at the time of issuance. The Company also issued another 19,767 restricted shares to the same individual in payment of $8,895 in advances made to the Company plus accrued interest. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officer received information concerning the Company and had the ability to ask questions about the Company.
On January 12, 2006, the Company issued 6,498,527 restricted shares to current officers in payment of promissory notes, accrued salaries and accrued interest totaling $1,603,456 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officers received information concerning the Company and had the ability to ask questions about the Company.
On January 12, 2006, the Company issued 182,714 restricted shares to an organization to settle a note payable and accrued interest totaling $73,085 on the date of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.
On January 31, February 28 and March 31, 2006, the Company issued 20,000, 37,411 and 47,619 restricted shares, respectively, to an officer for accrued compensation of $5,000, $10,000 and $10,000, respectively, on the dates of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officer received information concerning the Company and had the ability to ask questions about the Company.
On March 30, 2006, the Company issued 50,000 restricted shares to an accredited investor in return for his assistance in raising capital and providing short-term loans to the Company. The value of these services was $11,500 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.
Throughout the quarter ended March 31, 2006, the Company issued 352,065 restricted shares of common stock to 10 accredited investors for $96,400. In addition, the Company issued 147,202 warrants to these investors at strike prices ranging between $0.24 and $0.53 per share. The warrants will expire at varying dates from July 24 through September 29, 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.
Item 3. Defaults upon Senior Securities.
In August 2002, the Company entered into a note payable, principal amount of $50,000 payable August 31, 2005. The Company entered into this note in connection with the 2002 acquisition of Connexus Technologies (Pte.) Ltd. The note was non-interest bearing if it was paid prior to

August 31, 2003 and if the note was paid between September 1, 2003 and August 31, 2004 the total payment due was $100,000. If the note is paid between September 1, 2004 and August 31, 2005, total payment due is $150,000. Beginning in September 2005, the Company began discussions with the note holder regarding settlement of this note payable, it being the Company’s position that the note was usurious and therefore unenforceable. By December 31, 2005, the note holder had agreed in principle to accept Company stock in lieu of cash and agreed to restructure the note so that interest accrued at 12% per annum from the original date on the original principal amount. Accrued interest of $23,085 was added to the outstanding principal amount of $50,000 and the Company issued 182,714 shares of common stock in January 2006 to settle this note payable and the balance of the accrued interest ($76,915) was forgiven in 2005.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

10.6	Corrected Employment Agreement, dated January 1, 2006, between Sundaresan Raja and Airbee Wireless
10.7	Corrected Employment Agreement, dated January 1, 2006, between E. Eugene Sharer and Airbee Wireless
31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2006

AIRBEE WIRELESS, INC.

By:	/s/ Sundaresan Raja
Sundaresan Raja
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ E. Eugene Sharer E. Eugene Sharer
Interim Principal Financial Officer