Form 10QSB
period 2006-06-30
Airbee Wireless, Inc.
filed 2006-08-14
CIK 1297533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 73,597,963 shares of Common Stock par value of $0.00004 as of August 7, 2006,

Transitional Small Business Disclosure Form (check one): Yes ☐ No ☑

AIRBEE WIRELESS, INC.

FORM 10-QSB

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005
(UNAUDITED)

AIRBEE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005
(UNAUDITED)

ASSETS
2006
Current Assets:
Cash and cash equivalents	$69,630
Accounts receivable	65,820
Prepaid expenses and other current assets	6,677

Total Current Assets	142,127

Fixed assets, net of depreciation	75,034

Intangible assets	709,770
Deferred financing costs	23,187
Other assets	38,868
771,825

TOTAL ASSETS	$988,986

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Notes payable - related party	$85,903
Notes payable - other, net of discount of $56,417	428,583
Fair value of derivatives	834,716
Warrants liability	537,997
Accounts payable and accrued expenses	1,202,564

Total Current Liabilities	3,089,763

Long-term Liabilities:
Convertible debentures, net of discount of $262,500	87,500

Total Long-term Liabilities	87,500

Total Liabilities	3,177,263

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock, $.00004 Par Value; 200,000,000 shares authorized;
88,098,631 shares issued, 13,586,956 shares held in escrow;
73,514,630 outstanding	2,940
Additional paid-in capital	6,610,021
Unearned compensation	(30,538)
Other accumulated comprehensive loss	725
Accumulated deficit	(8,568,594)
(1,985,446)
Less: stock subscription receivable	-
Less: treasury stock, 997,045 shares at cost	(202,831)
Total Stockholders' Deficit	(2,188,277)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$988,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
		Restated		Restated
	2006	2005	2006	2005
OPERATING REVENUES
Sales	$127,800	$1,021	76,200	1,021

COST OF SALES	731	-	731	-

GROSS PROFIT	127,069	1,021	75,469	1,021

OPERATING EXPENSES
Compensation and professional fees	904,741	764,352	357,521	517,926
Stock option compensation expense	1,227,630	-	212,489	-
Research and development	-	221,960	-	9,890
Selling, general and administrative expenses	286,557	330,978	156,402	268,849
Bad debt	-	536,495	-	536,495
Depreciation and amortization	24,154	26,896	12,098	23,814
Total Operating Expenses	2,443,082	1,880,681	738,510	1,356,974

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,316,013)	(1,879,660)	(663,041)	(1,355,953)

OTHER INCOME (EXPENSE)
Gain on derivatives	508,628	-	81,096	-
Interest income	119		119	-
Interest expense	(164,703)	(110,176)	(99,963)	(81,602)
Total Other Income (Expense)	344,044	(110,176)	(18,748)	(81,602)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,971,969)	(1,989,836)	(681,789)	(1,437,555)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,971,969)	$(1,989,836)	$(681,789)	$(1,437,555)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.03)	$(0.05)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	64,845,540	42,803,263	68,019,442	43,746,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

Balance, December 31, 2005	$734

Loss on foreign currency translations	(9)

Balance, June 30, 2006	$725

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Restated	Restated
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,971,969)	$(1,989,836)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Depreciation and amortization	24,154	26,896
Provision for bad debts	-	536,495
Common stock issued for services	159,600	296,053
Common stock issued for compensation	55,000	13,000
Gain on valuation of derivatives	(508,628)	-
Amortization of derivative discounts	31,564	-
Stock options vested during period	1,227,630	-
Amortization of financing fees	7,728	-
Gain (loss) on foreign currency translations	(9)	6
Amortization of unearned compensation	7,984	6,874
Excess tax benefits from share-based payment arrangement	(430,000)	-

Changes in assets and liabilities
Decrease in accounts receivable	(55,820)	-
(Increase) decrease in prepaid expenses and other assets	38,989	(619,765)
(Increase) in other assets	(11,154)	-
Increase in accounts payable and
and accrued expenses	265,586	566,512
Total adjustments	812,624	826,071

Net cash (used in) operating activities	(1,159,345)	(1,163,765)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(35,618)	(100,329)
Acquisitions of fixed assets	(17,561)	(24,620)

Net cash (used in) investing activities	(53,179)	(124,949)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

Restated	Restated
2006	2005
CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issuances	$156,400	$503,559
Proceeds from stock subscriptions receivable	127,500	-
Proceeds from notes payable - other	425,000	750,000
Proceeds from derivative notes payable	115,000	-
Proceeds from stock option exercise	400	-
Payment on notes payable - related party, net	-	(16,215)
Payments for issuance costs	-	(25,000)
Excess tax benefits from share-based payment arrangement	430,000	-

Net cash provided by financing activities	1,254,300	1,212,344

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	41,776	(76,370)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	27,854	87,362

CASH AND CASH EQUIVALENTS - END OF PERIOD	$69,630	$10,992

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$17,500	$30,270
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Common stock issued for compensation	$55,000	$13,000

Common stock issued for services	$159,600	$296,053

Common stock issued for issuance costs	$-	$740,000

Stock options vested during period	$1,227,630	$-

Conversion of note payable - other and accrued interest to common stock	$113,085	$-

Conversion of related party notes payable, accrued salaries payable and accrued interest to common stock	$1,870,972	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005
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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The condensed consolidated interim financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $8.6 million as of June 30, 2006. The Company’s operations have been financed primarily through a combination of issued equity and debt. For the six months ended June 30, 2006, the Company had a net loss of approximately $1,971,969 and cash used in operations of approximately $1,159,345, which included a $430,000 non-cash item.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Airbee Wireless (Pte.) Ltd., located in Singapore, and Airbee Wireless (India) Pvt. Ltd., located in India, for the six months ended June 30, 2006 and 2005 respectively. All significant inter-company accounts and transactions have been eliminated in consolidation. Accounts denominated in non-U.S. currencies have been re-measured using the U.S. Dollar as the functional currency.

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at June 30, 2006. Accounts receivable are generally due within thirty (30) days and collateral is not required.

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

Intangible Assets

Intellectual property assets represent technology and are amortized over the periods of benefit, ranging from two to five years, generally on a straight-line basis.

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

In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, SFAS No. 68, “Research and Development Arrangements”, and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, technological feasibility for the Airbee UltraLite™, a pre-ZigBee certified product, was established on November 20, 2002 with completion of the detailed program design. Several working models were delivered at various points through July of 2003. We demonstrated the Media Access Control (“MAC”) layer performance at trade shows in October 2004. The Network and Security layers of the ZigBee certified stack were completed and demonstrated for customers in April of 2005 with certification achieved in November 2005.

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

The software serves as the core code (i.e., one of the key building blocks) for current and future products that must comply with both of these international standards. Hence, core software based upon the global standards of IEEE and ZigBee to enable the rest of our software to function has an undefined, but not necessarily infinite, useful life. Management, with the assistance of its technical staff, determined that this specific intellectual property relating to Airbee UltraLitetm should be amortized beginning with the second quarter of 2005 in accordance with SFAS No. 86. The Company plans to begin amortizing the capitalized R&D costs related to our ZigBee stack (the MAC, Network and Security layers) when the software is available for general release, which is currently projected to occur in the third quarter of 2006. The status of that intellectual property is reviewed for impairment annually or more frequently if events and circumstances indicate that the asset may be impaired. The Company believes that at this point in time, impairment is impractical because (a) the IEEE 802.15 global standard was only finalized in October 2003; (b) the ZigBee global standard was only finalized on December 14, 2004; and (c) the Company’s software written in conformity with both global standards is vital to making the rest of its software function and therefore be in compliance with these global standards.

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

Deferred Financing Costs

Deferred financing costs were incurred in connection with the convertible debenture with Montgomery (see discussion in Note 5). These costs will be amortized over the life of the convertible debenture (24 months). During the six months ended June 30, 2006, the Company amortized $7,728 in deferred financing costs.

Research and Development

Research and development costs are related primarily to the Company developing its intellectual property. Research and development costs were expensed as incurred prior to the Company’s demonstration of technical feasibility of its ZigBee-based products in April 2005. Research and development costs incurred to produce a product master have been capitalized in accordance with Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” issued by the Financial Accounting Standards Board.

Income Taxes

Income tax benefit is computed on the pretax loss based on current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and its financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three month period ended June 30, 2006 and 2005.

Advertising

The Company’s policy is to expense the costs of advertising as incurred. The Company had no such cost for the six month period ended June 30, 2006 and 2005 respectively.

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at June 30, 2006 and 2005 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred losses since inception as a result of funding its research and development, including the development of its intellectual property portfolio which is key to its core products.

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2006	June 30, 2005
Net Loss	(1,971,969)	(1,989,836)
Weighted-average common shares outstanding (Basic)	64,845,540	42,803,263
Weighted-average common stock Equivalents:
Stock options	—	—
Warrants	—	—
Weighted-average common shares outstanding (Diluted)	64,845,540	42,803,263

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

Derivative Instruments

The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivatives. The Company accounts for these derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the condensed consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense). As of June 30, 2006, the fair value of the derivatives was $834,716, a decrease of $204,330 from December 31, 2005. The Company has recorded a net gain on derivatives in the Other Income (Expense) section of its Condensed Consolidated Statements of Operations.

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

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. Amortization expense for the six months ended June 30, 2006 and 2005 was $7,984 and $6,874, respectively.

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

	Six Months Ended
	6/30/2006	6/30/2005

Net loss, as reported	$(1,971,969)	$(1,989,836)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,227,630	0

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,227,630)	(1,564,200)

Net income, pro forma	$(1,971,969)	$(3,554,036)

Earning per share:

Basic, as reported	$(0.03)	$(0.08)

Basic, pro forma	$(0.03)	$(0.08)

Diluted, as reported	$(0.03)	$(0.08)

Diluted, pro forma	$(0.03)	$(0.08)

For the purpose of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	June 30, 2006	June 30, 2005
Dividend yield	0.00%	0.00%

Expected volatility	149.07%	80.14%

Risk-free interest rate	4.00%	4.00%

Expected life in years	3. 5 - 4.75	4.0 -4.92

The following table summarizes the stock option activity for the six months ended June 30, 2006:

	Shares	June 30, 2006 Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding, December 31, 2005	40,490,010	0.2050

Options granted	3,465,000	0.3200

Options reinstated	—	—

Options exercised	10,000,000	$0.00004	1.12603

Options forfeited or expired	—	—	—

Outstanding June 30, 2006	33,955,010	0.2771	4.2202

Options exercisable, June 30, 2006	16,797,510	0.2769	4.2362

Product Warranty

The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the six months ended June 30, 2006 and 2005, respectively.

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

The identifiable intangible assets presented on the condensed consolidated balance sheet represent the intellectual property that was capitalized post-technological feasibility. Management will continue to monitor and assess any impairment charges against those assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Beginning with the second quarter of 2005, the Company began amortizing its intellectual property costs over a five year period. The amount amortized for the six months ended June 30, 2006 is $15,100.

The main components of intangible assets are as follows:

	Six Months Ended June 30, 2006

	Gross Carrying	Accumulated
	Amount	Amortization
Intellectual Property	$152,569	$37,750

Capitalized Research & Development	594,951	—

Total Intangible Assets	$747,520	$37,750

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

The Company has determined that based on the cash flow, sales price, sales market, expense, financing, and inter-company transactions and arrangements indicators set forth in FASB 52, “Foreign Currency Translation,” that the functional currency of the Company is that of the parent company and is US Dollars. The Company has reported its gain on foreign currency in its condensed consolidated statements of accumulated other comprehensive income due to the fact that these translation adjustments result from the translation of all assets and liabilities at the current rate, while the stockholder equity accounts were translated by using historical and weighted-average rates.

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

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. FASB 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FASB 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FASB 151 is effective for the Company in 2006. FASB 151 did not have a material impact on its results or financial statements.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” FAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

Additionally, FAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 156 but believes it will not have a material impact on its financial position or results of operations.

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

NOTE 4- FIXED ASSETS

Fixed assets as of June 30, 2006 consist of the following:

Computer and office equipment	$94,665

Leasehold improvements	13,083

Less: accumulated depreciation and amortization	(32,714)

Net book value	$75,034

Depreciation expense for the six months ended June 30, 2006 and 2005 was $9,054 and $9,346, respectively.

NOTE 5- DEBT

Note Payable - Other

In September 2005, a former director loaned the Company $100,000 in return for an unsecured demand promissory note. The terms of the note provide for interest at 6% per annum. Payment of the note is guaranteed by an affiliate of the Company.

In March 2006, a shareholder loaned the Company $40,000 in return for an unsecured promissory note due on or before July 31, 2006. The note was payable in cash or Company restricted common stock; if paid in stock the price would be the five-day average closing bid price on the days preceding payment. The note is nominally non-interest bearing; however, the Company issued 50,000 shares of its restricted common stock as a financing fee valued at approximately $11,500. On June 5, 2006, the note was converted to 172,414 restricted shares of common stock (see Note 9).

On May 18, 2006, a shareholder accepted the Company’s term sheet for senior secured bridge loan by providing a total of $385,000 in cash to the Company. The terms of this bridge loan are: interest at 12% per annum, compounded monthly; repayable in ninety (90) days but the Company has the option of extending for another 30 days for a fee of 8% of the amount provided the Company. The shareholder also received 577,500 warrants to purchase common stock exercisable over three years at $0.50 per share. The Company valued these warrants using the Black-Scholes option pricing model resulting in a discount on debt of $84,626 which is amortized over the life of the bridge loan (90 days). Amortization of discount on debt at June 30, 2006 was $28,209.

Convertible Debenture

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

The convertible debenture is secured by substantially all of the assets of the Company, pledged shares of stock of three affiliates of the Company, and 13.5 million pledged shares of stock. The pledged shares are held by an escrow agent pursuant to a written escrow agreement. The convertible debenture has a two-year term and accrues interest monthly at 15% per year. In connection with this transaction, the Company executed an Investor Registration Rights Agreement by which it agreed to file a registration statement with the SEC for at least the pledged shares held by the escrow agent and the 2 million warrants. The registration statement was to be filed within 30 days of the execution of the convertible debenture and declared effective within 90 days of filing. Failure to file or be declared effective within the agreed timeframe subjected the Company to liquidated damages equal to two percent (2%) of the liquidated value of the convertible debenture for each thirty (30) day period after the scheduled filing or effective date deadline. By written agreement, these deadlines have been extended. The Company has until August 31, 2006 to file the registration statement which must be declared effective no later than November 30, 2006.

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the conversion feature associated with the $500,000 convertible debenture represents an embedded derivative. The Company has recognized the embedded derivative in the amount of $451,969 as a liability in the accompanying condensed consolidated balance sheet and has measured it at its estimated fair value. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock	$0.245

Exercise price	$0.13

Dividend yield	0.00%

Risk free interest rate	4.00%

Expected volatility	119%

Expected life	1.5 Years

As of June 30, 2006, the freestanding warrants with a variable exercise price (derivatives) and fixed warrants issued in connection with the $500,000 convertible debenture have been valued at $267,747 and $122,051, respectively based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock	$0.245

Exercise price	$0.17

Dividend yield	0.00%

Risk free interest rate	4.00%

Expected volatility	119%

Expected life	2.5 Years

Changes in the fair value of the embedded and freestanding warrants with a variable price (derivatives) are calculated at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense). As of June 30, 2006, the fair value of the embedded and freestanding derivatives had decreased by $319,330 from its fair value at December 31, 2005 of $1,039,046.

The allocation of the proceeds of the convertible debenture to the warrants with a fixed exercise price and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $109,597 and $240,403, respectively. The discount on debt of $350,000 is being amortized to interest through December 31, 2007 using the effective interest method. Interest expense recognized in the six months ended June 30, 2006 is $87,500. The unamortized discount on debt at June 30, 2006 is $262,500.

Bridge Loan Derivatives

Between April 16, 2006 and May 5, 2006, five accredited investors accepted the Company’s term sheet for convertible senior secured bridge loans by providing a total of $115,000 cash to the Company. The terms of these bridge loans are: interest at 12% per annum, compounded monthly; repayable in ninety (90) days but the Company has the option of extending for another 30 days for a fee of 8% of the amount provided the Company; these five accredited investors have the option to convert their bridge loans to restricted shares of common stock at an exercise price of the lower of the average closing bid price of the Company’s stock for the five trading days preceding the date of the conversion or the market price of the stock on the trading day preceding the conversion. The Company exercised its option to extend the term for an additional thirty (30) days for these five loans. If the bridge loans are not repaid or converted by the end of their terms plus the optional extension, the Company will pay a penalty of 10% of the dollar value of the amount outstanding; the Company will pay an additional 10% penalty for each quarter thereafter that the bridge loans remain unpaid. These five accredited investors also received warrants to purchase common stock at the ratio of 1 common share for each $2.00 loaned. All 57,500 warrants have a three year term and an exercise price of $0.50 per share. The warrants and any shares converted have piggyback registration rights. As a result of the conversion rights, the Company recorded these bridge loans as a derivative liability valued at $115,000. The warrants have been valued using the Black-Scholes option pricing model and $13,186 are included in warrants liability.

NOTE 6- NOTES PAYABLE - RELATED PARTY

On March 12, 2003 and April 30, 2003, Sundaresan Raja advanced approximately $22,412 and $17,591, respectfully, to Airbee Wireless (India) Pvt. Ltd. (“Airbee India”), the Company’s wholly-owned subsidiary in India. Airbee India has issued Mr. Raja a promissory note due on demand. The note accrues interest at 11.25% per year, which is below the local Indian market rates of 14% to 16%. On June 20, 2005, Mr. Raja advanced approximately $11,100 to Airbee India, which has issued Mr. Raja another demand promissory note. This note accrues interest at 12.0% per year, which is below the local Indian market rates of 14% to 16%. At June 30, 2006, $34,772 was due under the notes together with $18,153 of accrued interest, which is included under accounts payable and accrued expenses. The Company has guaranteed repayment of the advances.

Airbee India has also issued demand promissory notes to Ram Satagopan in exchange for funds advanced to the Airbee India. This note accrues interest at 12.0% per year, which is below the local Indian market rates of 14% to 16%. At June 30, 2006, approximately $51,131 was due under the notes. The Company is current with its interest payments to Mr. Satagopan.

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

At June 30, 2006 and 2005, deferred tax assets consist of the following:

	June 30, 2006	June 30, 2005

Deferred tax asset	$2,999,008	$1,681,471

Less: valuation allowance	(2,999,008)	(1,681,471)

	$—	$—

At June 30, 2006 and 2005, the Company had accumulated deficits in the approximate amount of $8,568,594 and $4,804,202, respectively, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2006 consist of the following:

June 30, 2006

Accounts payable	$753,664

Accrued salaries payable	344,000

Reimbursements owed officers	12,509

Withholding taxes payable	56,748

Accrued interest payable	35,298

Other	345

Total	$1,202,564

Trade payables are paid as they become due or as payment terms are extended with the consent of the vendor. At June 30, 2006, one vendor, MindTree Consulting Pvt. Ltd. (“MindTree”) accounted for 53% of the Company’s accounts payable. The Company and MindTree have entered into a repayment agreement more fully described in Note 10. The Company classifies 7% of its trade payables as current (under 30 days), 8% are between 31-90 days, 10% are between 91-150 days, and 75% are over 150 days.

NOTE 9- STOCKHOLDERS’ EQUITY

The Company has 200,000,000 shares of common stock authorized at June 30, 2006 with a par value of $0.00004.

At June 30, 2006, the Company has 88,098,631 common shares issued, 13,586,956 common shares held in escrow, 997,045 common shares in treasury and 73,514,630 common shares outstanding.

The following stock transactions occurred in the second quarter of 2006:

On April 30, May 31 and June 30, 2006, the Company issued 40,000, 40,000 and 40,816 restricted shares, respectively, to an officer for accrued compensation of $10,000, $10,000 and $10,000, respectively, on the dates of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officer received information concerning the Company and had the ability to ask questions about the Company.

Between April 16, 2006 and May 18, 2006, the Company issued 635,000 warrants with a strike price of $0.50 per share to six accredited investors who provided the bridge loans more fully described in Note 5. The warrants will expire at varying dates from April 16, 2009 through May 18, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On May 23, 2006, the Company issued 10,000,000 restricted shares of stock from the exercise of stock options from one of its officers. The exercise price was $0.00004. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officer received information concerning the Company and had the ability to ask questions about the Company.

On June 5, 2006, the Company issued 172,414 restricted shares of stock to an accredited investor to settle a note payable totaling $40,000. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On June 5, 2006, the Company issued 98,182 restricted shares to an accredited investor in return for his assistance in providing short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors to provide the bridge loans more fully described in Note 5. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was of $21,600 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On June 22, 2006, the Company issued 250,000 restricted shares of stock to the three principals (each of whom is an accredited investor) of an organization for services valued at $47,500 at the time of issuance. The shares were issued in return for providing investment banking services. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

Throughout the quarter ended June 30, 2006, the Company issued 301,263 restricted shares of common stock to 3 accredited investors for cash totaling $60,000. In addition, the Company issued 120,504 warrants to these investors at a strike prices of $0.45 per share. The warrants will expire at varying dates from December 7, 2007 through December 22, 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

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

Lease Agreements

A subsidiary, Airbee Wireless (India) Pvt. Ltd., has entered into a three-year lease agreement for office space in Chennai, India. Monthly rent in the US Dollar equivalent is $1,505. The building owner gave notice in March 2006 that it was exercising its option to sell the property to a developer who intends to build a new building on the site. Accordingly, the Company has found new office space to occupy by July 31, 2006. Under the terms of this new lease agreement the Company has leased 6,000 sq. ft. of office space for three years. The rent will be $4,266 per month for the first year, increasing 10% each succeeding year.

Repayment Agreement

MindTree Consulting Pvt. Ltd. (“MindTree”), an India corporation, provided services to the Company under a Time and Materials Contract dated March 30, 2005 (the T&M Contract”). On a monthly basis, MindTree invoiced the Company for work it performed. Payment terms were net 30 days. The Company was unable to pay the invoices as they became due and, by informal agreement, extended the repayment terms monthly. On December 15, 2005, the Company entered into a written agreement with MindTree by which it agreed to pay MindTree $200,000 on or before December 23, 2005 and $100,000 per month on the last business day of each succeeding month until the outstanding indebtedness of approximately $580,000 was fully paid. The Company’s performance was secured by the software code (the “Intellectual Property”) MindTree developed under the T&M Contract. If the Company defaulted in making any payment when due and such default was not cured within five business days after receipt of a notice of default, MindTree would be entitled to co-own the Intellectual Property, with any revenue the Company realized from the Intellectual Property during the co-ownership period to be split 50-50 with MindTree. If full payment is made on or before April 30, 2006, full ownership of the Intellectual Property reverts to the Company. This deadline has been extended to October 31, 2006.

To date, the Company has paid MindTree $200,000 pursuant to this agreement. MindTree has not yet issued any notice of default. The amount due MindTree as of June 30, 2006 is $400,091.

PFK Electronics and the Identity Supply Contract

On May 19, 2005, Airbee Automotive Group, Inc. (the operating entity resulting from the now-rescinded merger of the Company and Identity, Inc.) entered into a supply contract with PFK Electronics Pty Ltd. (PFK), a South Africa corporation, for the parts Identity required for its business. In addition to the standard terms and conditions, PFK inserted contract language purporting to have the Company act as surety for its subsidiary. With the August 2005 rescission of the Company’s merger with Identity, Identity expressly assumed the Company’s obligation to PFK. At PFK’s request, the Company sent a termination agreement to PFK in November 2005. To date, PFK has failed to return the signed termination agreement.

Litigation

On October 3, 2005, Richard P. Sommerfeld, Jr., the Company’s former chief financial officer (“Sommerfeld”) filed suit against the Company. On December 9, 2005, the Company filed an Answer to the Complaint, Affirmative Defenses and Counterclaims. On January 6, 2006, Sommerfeld amended his claims by filing an Amended Complaint and at the same time joining the Company’s two inside directors, E. Eugene Sharer (President and Chief Operating Officer) and Sundaresan Raja (Chief Executive Officer), and its outside director, Mal Gurian, as individual defendants. On February 7, 2006, the Company denied the primary allegations in the amended complaint by filing its Answer to Amended Complaint, Affirmative Defenses and Counterclaims. The individual defendants moved to dismiss Sommerfeld’s claims. The motion was the subject of a hearing on June 7, 2006. On June 9, 2006, the court granted the individual defendants’ motion to dismiss Sommerfeld’s complaint against them. On June 15, 2006, Sommerfeld filed a motion for partial reconsideration of the court’s order, which has been denied by the court.

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

The Company, while admitting it owes Sommerfeld back wages totaling less than $70,000, has asserted counterclaims against him for declaratory judgment and injunctive relief, breach of contract of his employment agreement, breach of fiduciary duties, tortious interference with contractual and economic relations, replevin and injunction, and breach of contract of his stock option agreement. The Company does not believe it breached the terms of the promissory notes as it has tendered payment of the promissory notes in shares of the Company’s common stock as permitted under the terms of the promissory notes. The Company therefore believes that its damage claims against Sommerfeld exceed the actual monetary value of his claims against the Company.

The discovery phase of this case will begin in August of 2006.

NOTE 11- GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2005 and 2004 and for the six month period ended June 30, 2006. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to satisfy past due obligations, support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company intends to amend its previously issued consolidated financial statements for the year ended December 31, 2005 on its report dated July 26, 2006. The Company will amend these consolidated financial statements to recognize an additional $61,455 in research and development costs that was improperly capitalized in 2005. In addition, $520,851 was reclassified from Additional Paid-in Capital to Warrants Liability as a result of the secured convertible debenture executed by the Company on December 29, 2005. Finally, an additional $15,150 in amortization expense was recognized as the result of a change in accounting estimate reducing the amortization period of the Company’s intellectual property from sixteen years (the life of a patent) to five years (the estimated life of software). These changes have increased the loss for the year ended December 31, 2005 to $3,782,259 as restated and the accumulated deficit during the development stage to $6,596,625.

The Company intends to amend its previously issued condensed consolidated financial statements for the three months ended March 31, 2006 for amortization of intangible assets of $5,050 and certain balance sheet reclassifications to conform with the intended December 31, 2005 restatement. The effect of these changes will result in an increase of the loss for the three month period ended March 31, 2006 of $5,050 to a net loss of $1,290,180 and an increase in the accumulated deficit to $7,886,805. The financial statements for the period ended June 30, 2006 reflect these intended amendments.

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

•
We had a $1,971,969 net loss before provision for income taxes in the first six months of 2006. Accounting rules drove much of this loss, most of which was non-cash. We recorded $1,227,630 as stock option compensation expense due to the operation of SFAS 123R which required us to expense stock options granted and vesting to date this year. We also recorded a $508,628 gain in other income (expense) from the re-valuation of derivatives required under SFAS 133. We raised $60,000 from the sale of stock to accredited investors.

•
Liquidity and capital resources issues continue to constrain growth but given signs of an emerging marketplace for our software and our track record of raising capital, we believe we will be able to obtain sufficient funds to continue operations until we can generate increased revenues from our license agreements.

•	Risk factors include -

o	Royalties from the license agreements are dependent on our customers’ ability to create demand and market acceptance for their product.

o	Our international operations involve inherent risks that include currency controls and fluctuations, tariff and import regulations, and regulatory requirements that may limit our or our customers’ ability to manufacture, assemble and test, design, develop or sell products in particular countries.

o	Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

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

Overview

Airbee Wireless, Inc. (hereinafter called “Airbee” or “Company”) reported $76,200 of revenue from planned operations in the second quarter of 2006 and a total of $127,800 for the six months ended June 30, 2006. As a result, it is no longer a development stage company. We have continued our go-to-market strategy of licensing the major microcontroller and IEEE 802.15.4 radio companies, having previously announced agreements with several microchip manufacturers. We believe this will lead to two types of revenues - service revenue from customized stack work, integration support and application development and royalty revenue from the licensing of our stack. We also announced a new product that facilitates low-power radio frequency (“RF”)application development for mesh networks including ZigBee.

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

We operate in highly innovative environments characterized by a continuing and rapid introduction of new products that offer improved performance at lower prices. With the trend toward convergence in wireless communications products, our software will likely cross over multiple categories, offering us new opportunities, but may also result in more businesses that compete with us. Competition tends to increase pricing pressure on our products, which may mean that we must offer our products at lower prices than we had anticipated, resulting in lower profits This is a two-step approach: (a) become an approved third-party vendor and achieve recognition in the manufacturer’s documentation, website and sales force (i.e. distributors for Texas Instruments and Radiocrafts as examples); and (b) the overriding objective is to be embedded directly into the controller by the manufacturer and shipped directly with each controller.

As validation of our strategy, our engagement with Texas Instruments (“TI”) has picked up activity this quarter and we believe TI will become a significant customer. Since the announcement of our agreement with TI, we have downloaded nearly 500 copies of our limited network size stack to TI customers for evaluation. We operate an online help desk to support these prospective customers as they evaluate the product for their application and use, and we are working with ZMD and Infineon to set up a similar process. We note similar progress with our ZigBee module partner Radiocrafts, which now has more than 35 OEMs using our ZNS stack and ZAPP (SPPIO) application. We anticipate many of these will go into production in the coming quarters.

We began training programs for Infineon to train their field application engineers. We expect this will result in increased opportunities with our partners’ customers. In addition, we participated in the ZigBee Developers program this June where we taught new developers how to use our stack to develop applications. We have also established a RF laboratory at our development center in Chennai, India, which has already produced data about RF interference issues in the ZigBee environment.

Results of Operations

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

During the first half of 2006 we had operating revenues of $127,800, resulting in a net loss applicable to common shares of $1,971,969, or $0.03 net loss per share, compared to a net loss of $1,989,836 or $0.05 net loss per share for the same period in 2005. The net loss during the first six months of 2006 was substantially reduced by the realization of $508,628 as gain from the re-valuation of derivatives in accordance with accounting rules. However, we also recorded a $1,227,630 expense from the granting and vesting of stock options during this six-month period. Cumulative net loss since inception totals $8,568,594.

Our net revenue for the six months ended June 30, 2006 significantly increased to $127,800 as compared to $1,021 for the six months ended June 30, 2005. The application development agreements we signed with Infineon during 2005 and with SensiTool in 2006 accounted for the revenue we reported for the six months ended June 30, 2006. These agreements require us to embed our software in the customer’s application for a fixed fee, generally paid in stages as benchmarks specified in the contracts are met.

Operating expenses for the six months ended June 30, 2006 were $2,443,082 as compared to $1,880,681 for the six months ended June 30, 2005, an increase of 30% or $562,401. This increase, as further explained below, is principally due to increases in compensation and professional fees. Operating expenses increased as the Company developed and implemented its business plan.

Our overall increase in compensation and professional fees for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was $140,389, to $904,741 from $764,352. This was due to increased professional services costs of approximately $176,000 of legal fees related to our financing from Montgomery Equity Partners Ltd., legal defense costs for suits against the Company, and legal and accounting fees in connection with our SEC reporting. Salaries decreased by $35,600 because a vacant position remains unfilled in spite of the addition of new programming staff in India in accordance with the Company’s plan to improve the administrative function in India and to bring previously out-sourced software development work back in-house. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.

Stock option compensation expense required by SFAS 123R was $1,227,630 as the Company is now required to expense stock options granted and vesting in the period. This is a non-cash expense. There was no comparable expense in 2005.

Selling, general and administrative expenses decreased to $286,557 in the first half of 2006, down $44,421 or 13% from the first half of 2005 of $330,978. This decrease was due primarily from loan transaction fees in connection with the now-terminated Standby Equity Distribution Agreement with Cornell Capital Partners LP entered into in April 2005. Our overall selling and marketing expenses consist primarily of marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs. Expenses, particularly certain marketing and compensation-related expenses, may vary going forward, depending in part on the level of revenue and profits.

The decrease in research and development expense for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was $221,960. With the demonstration of technological feasibility in April 2005, we were permitted to capitalize research and development costs and amortize them going forward. Our intangible assets (primarily capitalized R&D) increased by $448,516, net of amortization, from June 30, 2005 to June 30, 2006 to $709,770 as we increased our overall expenditures in research and development programs to ensure that our products continue to meet our customer demands.

Depreciation and amortization expense for the six months ended June 30, 2006 decreased $2,742. Amortization of intellectual property was $15,100 for the six months. Interest expense for the six months ended June 30, 2006 increased $54,527, almost entirely due to the amortization of the convertible debenture and convertible debt discounts to interest.

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

During the second quarter of 2006 we had operating revenues of $76,200, resulting in a net loss applicable to common shares of $681,789, or $0.01 net loss per share, compared to a net loss of $1,437,555 or $0.03 net loss per share for the same period in 2005. This quarter’s net loss was substantially reduced by the realization of $81,096 as gain from the re-valuation of derivatives in accordance with accounting rules. However, we also recorded a $212,489 expense from the granting and vesting of stock options this quarter. Cumulative net loss since inception totals $8,568,594.

Our net revenue for the three months ended June 30, 2006 significantly increased to $76,200 as compared to $1,021 for the three months ended June 30, 2005. Revenues from the application development agreements we signed with Infineon during 2005 and with SensiTool in 2006 accounted for the revenue we reported this quarter. These agreements require us to embed our software in the customer’s application for a fixed fee, generally paid in stages as benchmarks specified in the contracts are met.

Operating expenses for the three months ended June 30, 2006 were $738,510 as compared to $1,356,974 for the three months ended June 30, 2005, a decrease of 46% or $618,464. This decrease, as further explained below, is principally due to decreases in bad debt expense, research and development costs, selling, general and administrative expenses, and depreciation and amortization which more than offset an increase in compensation and professional fees.

Our overall decrease in compensation and professional fees for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 was $160,405, to $357,521 from $517,926. This decrease was caused by the reductions in compensation and professional fees attributable to an unfilled position and a reduction in legal fees associated with our financing arrangements. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.

Stock option compensation expense required by SFAS 123R was $212,489 for the quarter ended June 30, 2006 as the Company is now required to expense stock options granted and vesting in the period. This is a non-cash expense. There was no comparable expense in the second quarter of 2005.

Selling, general and administrative expenses decreased to $156,402 in the second quarter of 2006, down $112,447 or 42% from $268,849 in the second quarter of 2005. This decrease was due primarily from loan transaction fees in connection with the now-terminated Standby Equity Distribution Agreement with Cornell Capital Partners LP entered into in April 2005. Our overall selling and marketing expenses consist primarily of marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs. Expenses, particularly certain marketing and compensation-related expenses, may vary going forward, depending in part on the level of revenue and profits.

The decrease in research and development expense for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was $9,890. With the demonstration of technological feasibility in April 2005, we were permitted to capitalize research and development costs and amortize them going forward. Our intangible assets (primarily capitalized R&D) increased by $448,516, net of amortization, from June 30, 2005 to June 30, 2006 to $709,770 as we increased our overall expenditures in research and development programs to ensure that our products continue to meet our customer demands.

Depreciation and amortization expense for the quarter ended June 30, 2006 decreased $11,607. We amortized $12,500 of financing costs during the second quarter of 2005 which we did not have in 2006. Interest expense for the three months ended June 30, 2006 decreased $18,937, almost entirely due to the replacement of the Montgomery $750,000 note payable at 24% interest per annum with the Montgomery convertible debenture for $350,000 with interest at 15% per annum.

Liquidity and Capital Resources

Since inception, we have principally funded our operations from private placements of securities and management and shareholder loans and contributions of $3,770,364. This amount includes $500,000 in bridge loans from accredited investors made during the second quarter of 2006. As of June 30, 2006, we have $442,412 outstanding under notes payable - related parties, reimbursements due officers and accrued payroll. During the second quarter of 2006, we received an aggregate of $60,000 in cash from accredited investors in consideration of 301,263 shares of our common stock and 120,504 common stock purchase warrants. Proceeds were used to pay down current payables. We will require approximately $5 million to continue operations for the next 12 months. Most of the funding will be allocated principally for payment of outstanding obligations, sales, marketing and working capital. It is not anticipated that any lack of funding will impact upon the existing license and development agreements with our customers since our software development has been completed for three of our products.

We have incurred an accumulated deficit at June 30, 2006 of $8,568,594 compared to $4,737,697 at June 30, 2005. We had negative working capital at June 30, 2006 of $2,947,636 compared to negative working capital of $2,689,332 at June 30, 2005. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

On December 29, 2005, we entered into a Securities Purchase Agreement with Montgomery pursuant to which we agreed to issue Montgomery secured convertible debentures in the principle amount of $500,000. Of these secured convertible debentures, $350,000 was funded on December 29, 2005. The remaining $150,000 has not yet been funded as of August 11, 2006. The secured convertible debentures are convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of (a) eighty percent (80%) of the lowest closing bid price of the common stock for the ten (10) trading days immediately preceding the closing date or (b) eighty percent (80%) of the lowest closing bid price of common stock for ten (10) trading days immediately preceding the conversion date. The secured convertible debentures have a term of two (2) years, piggy-back registration rights and accrue interest monthly at the rate of fifteen percent (15%) per year. We are current with our interest payments.

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

Cash at June 30, 2006 and 2005, respectively, was $69,630 and $10,992. At June 30, 2006 and 2005, respectively, we had total stockholders’ deficit of $2,188,277and $2,334,305.

Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. We anticipate that our operating and capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on (a) the level of our future sales (which depend, to a large extent, on general economic conditions affecting us and our customers, as well as the timing of our products’ sales cycles (especially for the newly introduced ZigBee global standard version 1.1) and other competitive factors) and (b) our ability to control expenses.

With regard to our current liabilities at June 30, 2006, $104,056 is payable to related note holders who have deferred repayment (one has deferred interest of $18,153 as well). Trade payables at June 30, 2006 of $753,664 are outstanding and will be paid as they come due or as payment may be extended by agreement of the parties. One vendor, MindTree Consulting Pvt. Ltd. (“MindTree”), accounted for 53% of the Company’s accounts payable. MindTree provided services to the Company under a Time and Materials Contract dated March 30, 2005 (the T&M Contract”). On a monthly basis, MindTree invoiced the Company for work it performed. Payment terms were net 30 days. The Company was unable to pay the invoices as they became due and, by informal agreement, extended the repayment terms monthly. On December 15, 2005, the Company entered into a written agreement with MindTree by which it agreed to pay MindTree $200,000 on or before December 23, 2005 and $100,000 per month on the last business day of each succeeding month until the outstanding indebtedness of approximately $580,000 was fully paid. The Company’s performance was secured by the software code (the “Intellectual Property”) MindTree developed under the T&M Contract. If the Company defaulted in making any payment when due and such default was not cured within five business days after receipt of a notice of default, MindTree would be entitled to co-own the Intellectual Property, with any revenue the Company realized from the Intellectual Property during the co-ownership period to be split 50-50 with MindTree. To date, the Company has paid MindTree $200,000 pursuant to this agreement. As of August 7, 2006, the Company is behind in making the scheduled payments. MindTree has not yet issued any notice of default and has extended the deadline to substantially complete the repayment until October 31, 2006.

We believe that revenues will increase during the last half of 2006 from our licensing and other agreements. However, we shall be dependent upon financing to accelerate our marketing activities and continue product enhancement. We anticipate monthly expenses of approximately $165,000 to $185,000 over the next several months. This amount includes costs of our SEC reporting obligations, which were approximately $190,000 for the year ending December 31, 2005. Cost of SEC reporting obligations includes all filing costs and professional fees.

During the second quarter of 2006, we received an aggregate of $60,000 from accredited investors in consideration of 301,263 shares of our common stock and 120,504 common stock purchase warrants. The proceeds were used to pay down current payables. We also received $500,000 in 90-day bridge loans ($115,000 of which are convertible and considered a derivative liability) and issued 635,000 common stock purchase warrants.

As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2005 and 2004 and for the six month period ended June 30, 2006. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to satisfy past due obligations, support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s current financing and related security agreements contain numerous covenants that restrict our ability to raise needed funds. It is possible that needed funds may not be available, in which case the Company may be forced to temporarily suspend operations. Our existing financing contains a right of first refusal for our lender. Numerous discussions with investment bankers throughout the country lead us to conclude that additional financing will be available.

The Company expects to be able to satisfy its past-due accounts payable when additional financing is obtained and intends to negotiate lump-sum payment reductions with the larger vendors (MindTree excepted). The bulk of the Contractual Obligations in the table below are employment contracts with current management. Given management’s commitment to the success of the Company, it is not anticipated these contracts will be an impediment. The long-term debt listed in the table is the secured convertible debenture, which the Company expects will be paid off or converted when substitute financing is arranged.

If circumstances require, the Company will renegotiate employment contracts with management to defer (but not eliminate) its obligations under these contracts. It will also consider overhead reductions at its headquarters and at its India subsidiary. This would be as a last resort as (a) the Company is leanly staffed at the administrative level and (b) staff cuts in India would adversely impact our ability to complete product development, deliver product and provide support.

We are planning the process by which our stack will be certified to the new standard on a customer’s new hardware platform. The hope is to have the certification completed within two months after the new specification is released in the third quarter of 2006, as several customers have expressed an interest in moving forward after the release.

Critical Accounting Estimates

General

Management’s discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States, or GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Note 2, “Summary of Significant Accounting Policies” of Notes to the Condensed Consolidated Financial Statements describes our significant accounting policies which are reviewed by us on a regular basis and which are also reviewed by senior management with our Board of Directors.

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

As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2005 and 2004 and for the six month period ended June 30, 2006. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to satisfy past due obligations, support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

The table below lists our known contractual obligations at June 30, 2006.

Our long-term debt obligation consists of $350,000 of a $500,000 convertible debenture ($150,000 not funded as of August 7, 2006), plus interest payable monthly at 15% per annum. We are current in our interest payments through July 2006.

Our purchase obligations are limited to employment contracts with company executives and senior staff. These seven written contracts are for one to three years in duration and expire at various dates between December 31, 2006 and May 15, 2008.

The operating leases reported here are limited to three leases for office space in Chennai, India for our India subsidiary. Each lease was for three years with expiration dates from April 30, 2008 through July 31, 2008. However, our landlord has sold the building and given notice pursuant to the lease agreements that we must vacate the premises by July 31, 2006. We have signed a three-year lease for 6,000 sq. ft. of new office space expiring on June 30, 2009. The rent is approximately $4,266 per month with 10% increases in the second and third years of the lease.

We have no capital lease obligations as defined in FASB Statement of Accounting Standards No. 13, “Accounting for Leases” nor do we have any other long-term liabilities reflected on the balance sheet under generally accepted accounting principles in the United States.

	Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Purchase Obligations (employment contracts)*	$1,246,667	897,500	349,167	—	—

Long-Term Debt Obligations	$350,000	—	350,000	—	—

Operating Lease Obligations **	$169,451	51,192	118,259	—	—

Capital Lease Obligations	$—	—	—	—	—

Other Long-Term Liabilities Reflected on Balance Sheet under GAAP	$—	—	—	—	—

*	Employment contracts with senior executives ranging in length from 1 year to 3 years, expiring on various dates from December 31, 2006 through May 15, 2008.

**
Lease of 6,000 sq. ft. of office space in Chennai, India expiring June 30, 2009. The lease at our Rockville, MD office is month-to-month and therefore not included. Our Rockville rent is $2,730 per month.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and interim chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Company’s chief executive officer and interim chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective for the reasons disclosed below.

The Company has identified certain internal control deficiencies that we consider to be material weaknesses. These consist of resolution of certain accounting matters and have principally arisen in connection with various rule and other GAAP compliance matters concerning the Company’s accounting for convertible instruments and derivatives under SFAS 133 and SFAS 150.

The Company’s executive officers and its controller have worked diligently to correct the disclosures required in this highly complex and technical area and will consult with outside consultants on an as-needed basis to enable the Company to make the proper disclosures.

Changes in Internal Controls

No change in the Company’s internal control over financial reporting occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

See the Litigation subsection of Note 10 - Commitments and Contingencies to the Condensed Consolidated Financial Statements in Part 1 of this Form 10-QSB.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following stock transactions occurred in the second quarter of 2006:

On April 30, May 31 and June 30, 2006, the Company issued 40,000, 40,000 and 40,816 restricted shares, respectively, to an officer for accrued compensation of $10,000, $10,000 and $10,000, respectively, on the dates of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officer received information concerning the Company and had the ability to ask questions about the Company.

Between April 16, 2006 and May 18, 2006, the Company issued 635,000 warrants with a strike price of $0.50 per share to six accredited investors who provided the bridge loans more fully described in Note 5. The warrants will expire at varying dates from April 16, 2009 through May 18, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On May 23, 2006, the Company issued 10,000,000 restricted shares of stock from the exercise of stock options from one of its officers. The exercise price was $0.00004. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officer received information concerning the Company and had the ability to ask questions about the Company.

On June 5, 2006, the Company issued 172,414 restricted shares of stock to an accredited investor to settle a note payable totaling $40,000. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On June 5, 2006, the Company issued 98,182 restricted shares to an accredited investor in return for his assistance in providing short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors to provide the bridge loans more fully described in Note 5. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was  $21,600 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On June 22, 2006, the Company issued 250,000 restricted shares of stock to the three principals (each of whom is an accredited investor) of an organization for services valued at $47,500 at the time of issuance. The shares were issued in return for providing investment banking services. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

Throughout the quarter ended June 30, 2006, the Company issued 301,263 restricted shares of common stock to 3 accredited investors for cash totaling $60,000. In addition, the Company issued 120,504 warrants to these investors at a strike prices of $0.45 per share. The warrants will expire at varying dates from December 7, 2007 through December 22, 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On June 26, 2006, the annual meeting of shareholders was held at the Fairfield Inn in San Jose, California at which time the election of three directors was held and the selection of Bagell, Josephs, Levine & Company LLC as our independent auditor for 2006 was ratified. Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act. There was no solicitation in opposition to the management’s nominees as listed in the proxy statement and all nominees were elected. The vote tabulation for the individual nominees is as follows:

Name	For	Against	Withheld	Abstentions/Non Votes
Sundaresan Raja	55,807,391	-	101,220	-
E. Eugene Sharer	55,806,391	-	102,220	-
Mal Gurian	55,823,891	-	84,720	-

The ratification of Bagell, Josephs, Levine & Company LLC as independent auditors was as follows:

For	Against	Abstain	Broker Non Votes
55,900,611	100	7,900	-

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRBEE WIRELESS, INC.

Dated: August 14, 2006	By:	/s/ Sundaresan Raja
Sundaresan Raja
Chief Executive Officer (Principal Executive Officer)

By:	/s/ E. Eugene Sharer
E. Eugene Sharer
Interim Principal Financial Officer