Form 10KSB/A
period 2005-12-31
Airbee Wireless, Inc.
filed 2006-10-04
CIK 1297533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

Commission File Number 0-50918

AIRBEE WIRELESS, INC.
(Exact name of registrant as specified in charter)

DELAWARE	46-0500345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9400 Key West Avenue, Rockville, MD	20850-3322
(Address of principal executive offices)	(Zip Code)

(301) 517-1860
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.00004 par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Airbee’s revenue for its most recent fiscal year ended December 31, 2005 was $13,015.

As of July 24, 2006, the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.20 for the common stock as quoted on that date) was approximately $6,872,055.

As of December 31, 2005, the Company had 53,637,709 shares of its common stock, $0.00004 par value per share, outstanding.

ii

FORWARD LOOKING STATEMENTS

This Annual Report and Form 10-KSB, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

Overview

Airbee Wireless, Inc. is a developer of intelligent connectivity software for wireless voice and data communications designed to comply with the ZigBee global standard as well as non-ZigBee wireless mesh networks. Our software, when embedded on microchips or in various devices containing such microchips, will enable consumer and business devices to wirelessly connect to each other over distances of less than 100 meters. We license our software, which has been designed and engineered to comply with the recently released ZigBee standard for short-range, low-energy consumption, voice and data wireless communications to manufacturers of microprocessors and OEM manufacturers, thereby enabling them to develop an increasing number of wireless communications applications using Airbee’s software, including consumer electronics, medical equipment, sensor and metering equipment, and industrial automation equipment. To date, we have negotiated software licenses with six licensees with revenues to be determined by the licensees’ product commercialization. We have had negligible revenues from these licensees during the reporting period and do not expect to begin realizing revenues from these agreements until the end of the first quarter of 2006. Our customers’ commercialization of their product development will generate revenues from royalty payments to us, typically on a quarterly measurement basis.

We were organized under the laws of the state of Delaware in August 2002 to develop a portfolio of embedded wireless connectivity software. In October 2002, we acquired Connexus Technologies (Pte.) Ltd. and its wholly-owned subsidiary, Connexus Technologies (India) Pvt. Ltd., with the intention of securing complementary wireless technology to enhance our operating schema. We acquired Connexus because it was developing wireless technologies that were complementary to the software technologies that we were developing. Our embedded software could be developed at a faster rate via this acquisition because of its compatible technologies with the additional benefits of lower product cost and shorter time to market. Connexus Technologies (Pte.) Ltd. was incorporated in Singapore under The Companies Act on July 8, 2000 as a limited liability company. Connexus Technologies (India) Pvt. Ltd. was incorporated in India as a wholly-owned subsidiary of Connexus Technologies (Pte.) Ltd. on June 14, 2001. Subsequent to this acquisition, Connexus Technologies (Pte.) Ltd. changed its name to Airbee Wireless Pte. Ltd. and Connexus Technologies (India) Pte. Ltd. changed its name to Airbee Wireless (India) Pvt. Ltd. In March 2004, we became a member of the ZigBee Alliance, an international industry group formed to facilitate the development of a global standard for the wireless data and voice communications industry. As indicated on the ZigBee Alliance website, the ZigBee Alliance has defined a standard for reliable, short-range, cost-effective, low-power wireless applications. The standard is described on the ZigBee Alliance website at www.ZigBee.com. The ZigBee standard current release of version 1.0 was formally released to the wireless industry on December 14, 2004. It specifies a short-range, low-power, secure wireless data and voice transmission baseline. Release version 1.1 is pending which will require further development of our products to respond to changes in the standard. With over 200 member companies, the ZigBee standard based on the IEEE 802.15.4 standard for remote monitoring and control applications released by the Institute of Electrical and Electronic Engineers in May 2003 is emerging as a wireless standard for a host of industrial controls, telemetry, and in-building and home automation networking needs.

In May 2005 we acquired a wholly owned interest in Identity, Inc., a Delaware corporation from an unrelated third party, Daniel R. Nelson. By mutual agreement, this acquisition was rescinded in August 2005.

We sell our software products through licensing agreements which call for licensing fees and royalty payments based on our customers’ shipments of their products with our software embedded thereon. The agreements typically run for a period of one year with the terms renegotiable upon renewal. The licensing fees typically run between $50,000 and $100,000 depending on the balance of the terms negotiated with royalty fees between $0.25 and $1.00 depending on quantity over time period and configuration of the software. In some cases, we sell the software directly to our customer’s client, bypassing our direct customer as far as money flow is concerned.

Our business operations are directed from the corporate offices in Rockville, Maryland where the CEO, President, Finance and Business Development activities are located. We operate marketing and sales from the San Diego, California area where the bulk of the wireless technology companies are located and where the ZigBee Alliance is headquartered. The engineering and development activities are conducted in our Chennai, India center which take direction from the Business Development and Marketing staff in the US. Direct interface with the client is managed by the marketing staff with engineering participation and technical issue follow-up as required. Prospective customers are identified by our participation in trade shows and technical events, referrals, inquiries and cold calls. We deliver the software products via the Internet through a delivery and support system which has been tailored for our use. Training and problem resolution is also handled via this system and supported by the development center in India.

We have completed the development of seven of our software products: (1) ZigBee Network Software (ZNS); (2) ZigBee Network Management Solutions (ZNMS); (3) ZigBee Development Kit (ZDK), (4) ZigBee Applications Profile (ZAPP); (5) ZNS(Lite) for small size networks, (6) ZNMS(Lite) for small size networks management; and (7) ZAgent, imbedded into the ZNS product to interface to the ZNMS Management System. These products are available for evaluation and prospective customers are currently testing and evaluating this software at no cost to our company. We completed the ZigBee product certification testing by an independent testing facility authorized by the ZigBee Alliance for the ZNS Software Stack in November 2005. (The ZNS product is the only one of the products listed above that requires certification.)

The Market

To date the ZigBee standard has had no significant penetration into the commercial market. The current market for wireless communication is dominated by two major technologies: (1) Bluetooth and (2) the IEEE 802.11b standard (more commonly known as “WiFi”). Both technologies are used in a limited application space and operate in a much higher data rate than the ZigBee standard. As such, we believe that we will not compete for the same application users as either Bluetooth or WiFi.

Bluetooth standard product applications are built on the originally conceived Bluetooth standard microprocessor, which is expensive comparatively and generally less reliable with the necessity of recharging the batteries with only a few hours of operation available between recharges. Alternatively, Airbee software is highly customizable and is platform agnostic—meaning it can be ported to run on most microprocessors and operating systems. Moreover, users of products with Airbee software embedded inside can also, we believe, achieve benefits in other areas. Example product applications include sensor-based systems, personal digital appliances (PDAs), home networking, automated meter reading, agriculture and healthcare. The ZigBee website provides several comparisons between the Bluetooth and our technologies which support our assertion as to the reduced cost of the ZigBee solution to the end user. The battery power consumption, battery life, microprocessor cost and range of operation all are factors in the cost comparison. It is important to note that the ZigBee technology is dependent on the software which is the “glue” which ties the elements or components together. The critical performance features are for the software to “manage” the hardware platform on which it resides to control power consumption, range of operation, message routing the the network, etc., all of which is required to be met in the certification process.

Our current market focus is on the microprocessor and radio chip manufacturers, module manufacturers, and application solution providers. We have had success to date on negotiating agreements with several of the significant chip and module manufacturers and have initiated a project with a systems solutions provider. We anticipate that in the next six to nine months, we will have agreements with almost all of the largest chip producers in the US and Europe.

The chart below depicts the comparison of the various technologies mentioned in this report. The frequency band in which the Airbee products operate is at the lower left and is in the lower data rate space (the 802.15.4 space). Future efforts and products fall into the other two yellow oval spectrums.

Products

As stated above, we have completed the development of seven of our software products: (1) ZigBee Network Software (ZNS); (2) ZigBee Network Management Solutions (ZNMS); (3) ZigBee Development Kit (ZDK), (4) ZigBee Applications Profile (ZAPP); (5) ZNS(Lite) for small size networks, (6) ZNMS(Lite) for small size networks management; and (7) ZAgent, imbedded into the ZNS product to interface with the ZNMS Management System.

We have developed the software with a focus on short-range wireless communications and platform technologies such as hand-held devices or devices which are integrated into applications such as building automation, automated meter reading, instrumentation schemes, and similar uses.

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

Our ZigBee-compliant software is projected to be available for sale and use soon after customer evaluation or beta testing is concluded and all customer comments and issues have been implemented. We expect this will occur in early 2006. The sale of our products is not necessarily dependent on certification by an independent third party. Our other products are software supplements to ZigBee compliant products and as such do not require certification and are labeled as ZigBee-compliant. The products may be sold separately or together as a group. This will depend on the customer and its requirements for its marketplace.

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

The peer-to-peer, star, mesh and mobile mesh protocols function in the following manner:

Peer to Peer Topology

The peer-to-peer topology facilitates mutual communication between any two Airbee enabled devices. Any device that has some data to be transmitted to the peer initially joins and gets synchronized with that peer. It’s like setting two clocks at the same time. Once the authentication is complete, data fragments are exchanged between the two peers. Each data fragment is validated after receiving from the peer device before further processing to reduce the data error rate. Airbee software in a peer-to-peer configuration operates in power save mode. The device is fully awake during communication with a peer and will be in sleep mode once the communication is over. It’s like a personal computer going into sleep mode. The device will have low power consumption due to this power save feature.

Peer-to-Peer

Star Topology

The star topology is much like the peer to peer connection discussed above with multiple peer to peer wireless connections. It is a network topology in which all the nodes are connected to a master node or station. The master node serves as the “manager” of the network and is used for simple network configurations.

Star Topology

Mesh and Mobile Mesh Topology

Mesh networks are multi hop networks in which devices assist each other in transmitting and receiving the data through the network. Mesh networks do not need a controlling device to control links; instead each device acts as a controller or master.

Our Airbee mesh network in Airbee has a patent pending algorithm for connecting multiple devices. Each node will maintain a Route table to reach the other nodes with a number of hops. Routes between two mobile nodes in a mesh network may consist of hops through other host nodes in the network. Host mobility [mobile mesh] can cause unpredictable change in the route. An alternative route is chosen when a current route fails.

Route table, programmed into the node, allows the nodes to calculate the shortest path using the fewest number of hops. Acknowledgement time needs to be calculated dynamically based on the hops.

Route table

S .No	Route table of ‘I’
1.	LK, LM
2.	LL, LM
3.	LJ, LK, LM

All Airbee mesh network devices are provided with the static route table that is prefixed during the commissioning of the devices.

Shortest Route

Consider the above routing table; source has three routes to reach the destination. Routes 1 and 2 have one intermediate node to reach destination and route 3 has two intermediate nodes to reach the destination. Source can choose either route 1 or route 2; now the source node can compare the hop time and choose route 1.

Alternative Route

As soon as the source node decides to send the data packet through route 1, it uses LK as a relay and transmits the packet. If LK goes out of the network, the source will wait for an acknowledgment timeout and look for another route to reach the destination node. If a node drops out of the network, even temporarily, the nodes will seek and establish an alternate route.

Data Exchange

When a source node needs to send the data to the destination node, it can look for the shortest path and send the data using the relay node. To accomplish this, the source node needs to wait for availability of relay node’s medium and then transmit the packet. When the relay node receives the packet it looks into the route table and finds the shortest route and transmits the packet. The relay node will not acknowledge the packet since the destination node will perform the acknowledgement. The routing table is key to the efficient operation of the network and can be dynamically and remotely changed as the need arises.

Technology

Critical to the success of new devices in these areas is their ability to interoperate or “talk to each other” based on industry-adopted standards. Our software is designed and developed to be compliant with Zigbee/802.15.4 WPAN standards. The technology on which we are focused is called “spread spectrum,” a form of Code Division Multiplexed Access (CDMA).

Our ZigBee-compliant software operates in the unlicensed radio frequency bands worldwide, including 2.4GHz (Global), 915Mhz (Americas) and 868Mhz (Europe). Raw data throughput rates of 250kbs can be achieved at 2.4GHz (16 channels), 40kbs at 915Mhz (10 channels) and 20kbs at 868Mhz (1 channel). Transmission distance ranges from 10 meters to 1.6 kilometers, depending on power output of the radio transceiver and environmental characteristics such as the weather. While battery life is ultimately a function of battery capacity and application usage (which is under software control), the ZigBee protocol was designed to support very long life battery applications. Since our software products are designed to the ZigBee specification and all other vendors’ products are designed to the same specification, and since we have successfully completed the certification testing, we expect that products which use our software will meet the expected ZigBee battery life called for in the specifications. In some cases battery life is expected to last up to 10 years before replacement. It should be noted again that the software controls the network node and as such will dictate and control battery longevity. Based upon information contained in the ZigBee Alliance website, users can expect a multi-year battery life when using standard batteries in a typical monitoring application.

Current Applications

To date, we have operated and demonstrated our products on the microprocessors or radios from the following manufacturers: Freescale, Texas Instruments, Chipcon, Atmel, SupaRule, Zilog, Infineon, ZMD, Radiocrafts, Compel, Jennic, SoftBaugh and any 8051 processor. They are all semiconductor platforms on which our ZNS software stack operates. These customers are all testing and evaluating our software for use in their products and customer applications. Some of the hardware platforms have been demonstrated to interoperate with each other with our software embedded therein.

Additional Software Products

We have a series of additional software products which augment and extend the features of the core software embedded products.. These products fall outside of ZigBee specifications and do not require ZigBee compliance. Each software product has been announced and literature distributed at trade shows and conferences. All of the products have been demonstrated at trade shows. They are licensed separately and are designed to work together as a system.

We have successfully demonstrated the platform agnostic assertion on five separate hardware platforms and have done so at the WiCon American Conference, the ZigBee open house in Seoul, Korea and at a ZigBee open house in San Francisco.

Airbee-ZNMS -ZigBee Network Management System

Airbee-ZNMS™ network management software is a centralized service and network management system that delivers management and control of ZigBee mesh networks and proprietary mesh sensor networks. The system manages ZigBee networks, non-ZigBee networks and interconnecting ZigBee and Internet Protocols (IP) networks. Airbee-ZNMS™ software provides a complete management solution, enabling clients to easily integrate and interoperate with ZigBee enabled devices. It provides the foundation needed to meet our customers’ needs for rapid deployment of new services, while streamlining their ability to provide and monitor key network resources in deploying large networks with tens-of-thousands of nodes.

Airbee-ZNMS™ can be set-up and integrated to automatically discover and map existing IP and wireless devices that support various protocols and languages. Airbee-ZNMS™ displays this information, intermingled with other device information from the ZigBee network, to those individuals who are responsible for the efficient operation of their network.

Airbee-ZAgent

Airbee-ZAgent is designed as an open software standard that can be embedded in any third-party ZigBee enabled device (as well as our own ZNS stack) for seamless management from an Airbee-ZNMS platform. Airbee-ZAgent collects, stores and transmits management data to our ZNMS. Airbee-ZAgent collects monitoring and asset information to enable the configuration, provisioning, monitoring and troubleshooting of ZigBee devices in a ZigBee network (i.e. ZAgent is embedded into Airbee ZNS stack).

Airbee-ZStack

This software enables ZigBee module providers, OEMs, integrators and microprocessor manufacturers to integrate proven non-Airbee ZigBee software with built-in Airbee-ZAgent software ready for management of their modules. This allows our ZNMS management system to be used by other ZigBee compliant software solutions. Airbee-ZStack is a software suite that is designed to be portable across microcontrollers, radios and real-time operating systems. Airbee-ZStack can be ported to any microcontroller, ZigBee radio and real-time OS environment.

Airbee-ZAPP

This software is built on the ZNS ZigBee stack and is a Serial Port Profile and I/O Mapping (SPPIO) application. It presents a set of versatile and powerful features to help application engineers quickly and economically deploy it in a wide range of applications. It eliminates the need for special or expensive software tools or programming ability to create any applications solution. Device configuration and network formation is easily done using a set of simple commands.

Airbee-ZStudio

This software enables application developers to develop new applications and extend existing back-end applications to a large variety of mobile computing devices with faster time to market and lower cost than custom coding and point solutions. Customers can take advantage of Airbee-Studio’s visual programming environment to empower developers to focus on transactional applications. This product is not yet available but has been announced. It is expected to be released in late 2007 as the expected adoption of ZigBee technology applications ramps up. The market opportunity will dictate the timing of the release.

Competition

Figure 8 Wireless, a subsidiary of Chipcon A.S., a Norwegian semiconductor company (recently acquired by Texas Instruments) that designs, produces and markets high-performance standard radio frequency integrated circuits (RF-ICs) for use in a variety of wireless applications, currently provides embedded software for wireless sensors and control networks based on the ZigBee standard. Its principal product is the Z-stack. Figure 8’s target markets include home automation, building automation, industrial automation, consumer electronics (including, but not limited to, wireless remote controls and gaming consoles), and asset management. Figure 8 is considered our most serious competitor but is no longer an independent software company. To our knowledge, Airbee is the only freestanding software-only company in this ZigBee space and the only company to have a ZigBee certified software-only stack.

There are tangential competitors that are mostly hardware-based, but also offer software solutions that are either proprietary or licensed from companies such as Airbee. Several silicon and module manufacturers have built their own software stack, unique to their hardware solution. We expect other competitors to emerge if the Airbee technology becomes well understood and accepted by solutions providers and users in various application areas. As the ZigBee software market is in the early stages of development and/or deployment, we expect the competitive field to broaden markedly. It typically takes up to three to four years for a new standard to become widely accepted and commercialized.

Both Bluetooth and WiFi are established data communication standards, they operate at higher data rates and their current applications are much different from those envisioned by the ZigBee standard. The embedded wireless communication software industry is characterized by rapid change, new and complex technology and intense competition. We expect the intensity of competition to increase in the future. Increased competitiveness may result in reductions in the price of our products, services, lower-than-expected gross margins or loss of market share, any of which would harm our business.

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

Business Strategy Evolution

Technological feasibility for the Airbee UltraLiteTM (forerunner to our media access control (MAC) software) was established on November 20, 2002, with completion of the detailed product design (V1.0). Working models for the Airbee UltraLiteTM proprietary 900 MHz and the UltraLiteTM 2.4GHz were delivered on March 7, 2003 and April 3, 2003, respectively. Our ZigBee standard MAC software built on the IEEE 802.15.4 standard was released for evaluation at the end of October 2004. We demonstrated the MAC performance at trade shows in October 2004. The Network and Security layers of the ZigBee certified stack were completed and demonstrated for customers in April of 2005 with certification achieved in November 2005. Our first significant license agreement was signed in April 2005. Copies of our material license agreements signed during 2005 are attached to this report as an exhibit.

Our internal quality assurance effort is vested with our quality assurance manager, who operates separately from the development team. Data is collected and documented by the test team and fed back to the developers for fixes as necessary. We also rely upon the quality assurance programs and internal monitoring of quality control of our customers. However, since the software is embedded at the customer location and the application software is written by the customer to its customer requirements, the proper application of our software will be the responsibility and under the control of our customers.

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

	High	Low
2004
January 2004 - March 2004	$1.00	$0.20
April 2004 - June 2004	$0.62	$0.30
July 2004 - September 2004	$0.34	$0.20
October 2004 - December 2004	$0.30	$0.17
2005
January 2005 - March 2005	$0.50	$0.24
April 2005 - June 2005	$1.27	$0.52
July 2005 - September 2005	$0.84	$0.37
October 2005 - December 2005	$0.57	$0.13

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	48,132,735	$0.2251	22,385,000
Equity compensation plans not approved by security holders	0	0	0
Total	48,132,735		22,385,000

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

On December 29, 2005, in connection with the Convertible Debenture with Montgomery Equity Partners, Ltd. (“Montgomery”) executed that day, the Company placed 13,586,956 shares of common stock with the escrow agent appointed by the Company and Montgomery to hold the pledged shares pursuant to the Securities Purchase Agreement and Escrow Agreement of even date. The escrow agent, who is Montgomery’s general cournsel, a partner of Montgomery’s general partner and Montgomery’s attorney for this transaction, is not entitled to exercise any voting rights in connection with these shares and may not sell or otherwise transfer title to them until such time as they are converted or returned to the Company. Absent any such event causing conversion of these pledged shares, no beneficial ownership exists and while these shares are issued they are not considered to be outstanding and are not counted in common stock outstanding reported in this Form 10-KSB and the financial statements contained therein.

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

•
We had a $3,782,259 net loss before provision for income taxes in 2005 and our cumulative loss since August 9, 2002 (Inception) is $6,596,625. Liquidity and capital resources issues continue to constrain growth but given signs of an emerging marketplace for our software and our track record of raising capital, we believe we will be able to obtain sufficient funds to continue operations until we can generate revenue from our license agreements. We raised almost $1.1 million in 2005 from the sale of stock to accredited investors and through the exercise of warrants.

•	Risk factors include -

•	Royalties from the license agreements are dependent on our customers’ ability to create demand and market acceptance for their product.

•
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

Overview

Airbee Wireless, Inc. (hereinafter called “Airbee” or “Company”) finished 2005 as it began - as a developer of intelligent connectivity software for wireless voice and data communication designed to comply with the ZigBee global standard. See Item 1, above, for descriptions of our business, our marketplace and our products. Foremost among our achievements in 2005 was completion of the ZigBee product certification from an independent testing laboratory for our ZNS Software Stack in November.

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

Results of Operations

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

During 2005 we had minimal operating revenues of $13,015, resulting in a net loss applicable to common shares of $3,782,259, or $0.08 net loss per share, compared to a net loss of $1,136,743 or $0.03 net loss per share for 2004. Cumulative net loss since inception totaled $6,596,625.

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

Operating expenses for the year ended December 31, 2005 were $3,498,814 as compared to $1,142,472 for the year ended December 31, 2004, an increase of 206% or $2,356,342. This increase, as further explained below, is principally due to increases in compensation and professional fees, bad debt, research and development, and selling, general and administrative expenses. Operating expenses increased as the Company developed and implemented its business plan and its reporting obligations with the SEC.

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

The decrease in absolute dollars of research and development expense for the year ended December 31, 2005 compared to the year ended December 31, 2004 was $270,789. With the demonstration of technological feasibility in April 2005, we were permitted to capitalize research and development costs and amortize them going forward. Our intangible assets (primarily capitalized R&D) increased by $523,277, net of amortization, from December 31, 2004 to December 31, 2005 to $689,252 as we increased our overall expenditures in research and development programs to ensure that our products continue to meet our customer demands.

Depreciation and amortization expense for the year ended December 31, 2005 increased $109,184. Most of this increase is from the amortization of $75,000 in loan financing costs in this period plus another $22,650 for amortization of intellectual property. Interest expense for the year ended December 31, 2005 increased $247,268, principally due to charges related to settlement agreement of the $750,000 loan from Montgomery Equity Partners. The interest expense attributable to Notes Payable to Related Parties was $57,234 in 2005 as compared to $84,918 in 2004.

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

We have incurred an accumulated deficit at December 31, 2005 of $6,596,625 compared to $2,814,366 at December 31, 2004. We had negative working capital at December 31, 2005 of $5,138,739 compared to negative working capital of $1,459,481 at December 31, 2004. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

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

On April 20, 2005, the Company executed a promissory note in the amount of $750,000 in favor of Montgomery Equity Partners, Ltd. (“Montgomery”). (According to David Gonzales, the Managing Partner and General Counsel of Cornell Capital, Cornell and Montgomery are limited partnerships of the same general partner, Yorkville Advisors, Inc. Mark Angelo, the portfolio manager of Cornell is the co-portfolio manager of Montgomery. Cornell and Montgomery share the same back office, administrative and support staff. The two entities do not share offices but all documents and materials are housed in the office of the general partner.) Pursuant to the terms of the promissory note, Montgomery disbursed the entire $750,000 to the Company on the date the note was executed and an additional $250,000 was to be disbursed after the Company’s common stock commenced trading on the Over-the-Counter Bulletin Board. The promissory note had a one-year term and accrued interest monthly at 24% per annum. The Company defaulted under the terms of the promissory note and reached a settlement with Montgomery where principal, accrued unpaid interest and other fees and expenses - a total of $937,500 - would be paid through the liquidation of 9.4 million shares of Company stock that was pledged as security by an affiliate as part of the initial loan agreement. As of December 31, 2005, Montgomery has sold 700,940 of the pledged shares. The net proceeds from these sales totaled $229,789 at an average net per-share price of $0.32783. The outstanding balance due Montgomery was reduced to $707,711. The Company anticipates that the continuing sales of the pledged shares by Montgomery may exert downward pressure on the share price of our stock during the period Montgomery liquidates these shares.

On December 29, 2005, we entered into a Securities Purchase Agreement with Montgomery Equity Partners Ltd. (“Montgomery”) pursuant to which we issued Montgomery a secured convertible debenture in the principle amount of $500,000, of which $350,000 was funded on December 29, 2005. The remaining $150,000 has not yet been funded as of March 10, 2006. The secured convertible debenture is convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of (a) eighty percent (80%) of the lowest closing bid price of the common stock for the ten (10) trading days immediately preceding the closing date (the “Fixed Price”) or (b) eighty percent (80%) of the lowest closing bid price of common stock for ten (10) trading days immediately preceding the conversion date (the “Floating Price”). The secured convertible debenture has a term of two (2) years, piggy-back registration rights and accrues interest monthly at the rate of fifteen percent (15%) per year. The secured convertible debenture contains a right of redemption allowing the Company to redeem all or part of the amounts outstanding provided the closing bid price of the Company’s stock is less than the Fixed Price when the Redemption Notice is given. The Company is required to pay a 10% redemption premium equal to 10% of the principal amount plus accrued interest. As of July 21, 2006, the closing bid price of the Company’s stock has never been less than the Fixed Price so the Company has been unable to exercise this right of redemption. The Company is required to make monthly interest payments to Montgomery equal to one and one quarter percent (1.25%) of the outstanding balance of the secured convertible debenture. The Company is current with its interest payments to Montgomery through July 2006. The Company also paid commitment fee of 10% of the amount funded ($35,000) and a structuring fee of $10,000 to Yorkville Advisors Management, LLC, an affiliate of Montgomery. These fees were paid from the initial disbursement on December 29, 2005.

In connection with the Secured Convertible Debenture, the Company also executed a Security Agreement (as did the Company’s India subsidiary) and a Pledge and Escrow Agreement. Three affiliates of the Company also executed the Insider Pledge and Escrow Agreement. Under the Pledge and Escrow Agreement, the Company pledged 13,586,956 shares of its common stock and has transferred such shares to the Escrow Agent, who is the general counsel for Montgomery as well as a partner of Montgomery’s general partner. Under the Insider Pledge and Escrow Agreement, three affiliates of the Company pledged 1,732,500 shares of their common stock of the Company and transferred such shares to the same Escrow Agent. The Security Agreements give Montgomery a security interest in all goods; all inventory; all contract rights and general intangibles; all documents, warehouse receipts, instruments and chattel paper; all accounts and other receivables; all the Company’s rights under all present and future authorizations, permits, licenses and franchises issued or granted in connection with the operations of any of its facilities; and all products and proceeds from the foregoing property. The Security Agreements contain negative covenants which prohibit the Company (without Montgomery’s written consent) from making or incurring a lien or encumbrance against any of its property; amending its articles of incorporation, by-laws, becoming party to a merger or acquisition, purchasing the assets of another person, entity or firm, selling Company assets, or creating subsidiaries; materially changing the management of the Company; paying dividends; or changing its general business or business location. The net effect of these security interests and restrictions may be to limit the Company’s ability to raise additional capital without first informing and seeking the consent of Montgomery, which has a right of first refusal for any capital raise or other financing plan the Company may make with any third party.

In connection with the Securities Purchase Agreement we issued Montgomery three warrants to purchase a total of 2,000,000 shares of our common stock. The warrants are exercisable for a period of three years. The exercise price for the first warrant for 1,000,000 shares is the lesser of 80% of the lowest closing bid price for the five trading days immediately preceding the exercise date or $0.20 per share. The exercise price for the second warrant for 500,000 shares is the lesser of 80% of the lowest closing bid price for the five trading days immediately preceding the exercise date or $0.30 per share. The exercise price for the third warrant for 500,000 shares is $0.001 per share. The warrants provide for a cashless exercise and adjustment of their exercise price and number of shares upon the occurrence of certain events. In connection with this transaction, the Company executed an Investor Registration Rights Agreement by which it agreed to file a registration statement with the SEC for at least the pledged shares held by the escrow agent and the 2 million warrants. The registration statement was to be filed within 30 days of the execution of the convertible debenture and declared effective within 90 days of filing. Failure to file or be declared effective within the agreed timeframe subjected the Company to liquidated damages equal to two percent (2%) of the liquidated value of the convertible debenture for each thirty (30) day period after the scheduled filing or effective date deadline. By written agreement, these deadlines have been extended. The Company has until August 31, 2006 to file the registration statement which must be declared effective no later than November 30, 2006.

Our principle sources of liquidity have been private placements of our securities and loans from management and shareholders. There will continue to be an operating cash flow deficit from the licensing of embedded software in the near term.

Cash at December 31, 2005 and, 2004, respectively, was $27,854 and $87,362. At December 31, 2005 and 2004, respectively, we had total stockholders’ deficit of $3,656,112 and $1,281,466.

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

To date, the Company has paid MindTree $200,000 pursuant to this agreement. As of July 26, 2006, the Company is behind in making the scheduled payments. MindTree has not yet issued any notice of default. By written agreement, the payment deadline has been extended to October 31, 2006.

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

Licensee	Software License Agreement Date	Development License Agreement Date	Country	Value
Radiocrafts AS	April-05		Norway	TBD
Texas Instruments	July-05		USA	TBD
SoftBaugh, Inc.	August-05		USA	TBD
Infineon		October-05	Germany	$35,000
Jennic	November-05		United Kingdom	TBD
Compel JSC	December-05		Russia	TBD
Wireless People	December-05		Malaysia	TBD
SensiTool, Inc.		January-06	USA	$80,000

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

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase Obligations (employment contracts) *	$1,682,917	1,060,000	622,917	-	-
Long-Term Debt Obligations **	$439,492	89,492	350,000	-	-
Operating Lease Obligations ***	$82,070	41,200	40,870	-	-
Capital Lease Obligations	$-	-	-	-	-
Other Long-Term Liabilities Reflected on Balance Sheet under GAAP	$-	-	-	-	-

*	Employment contracts with senior executives ranging in length from 1 year to 3 years, expiring on various dates from December 31, 2006 through May 15, 2008.

**	$50,000 of payment due less than one year was converted to common stock with consent of the note holder in January 2006.

***
Leases of office space in Chennai, India expiring at various times through July 2008. The lease at our Rockville, MD office is month-to-month and therefore not included. Our Rockville rent is $2,730 per month

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Airbee Wireless, Inc.
9400 Key West Avenue
Rockville, MD 20850-3322

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

As discussed in Note 11 to the financial statements, the accompanying financial statements have been restated.

Bagell, Josephs, Levine & Company, L.L.C.

Gibbsboro, New Jersey
April 11, 2006 (September 19, 2006 as to the effects of the restatement discussed in Note 11)

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	Restated	Restated
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$27,854	$87,362
Accounts receivable	10,000	-
Prepaid expenses and other current assets	45,666	25,559

Total Current Assets	83,520	112,921

Fixed assets, net of depreciation	66,527	51,362

Intangible assets	689,252	165,975
Deferred financing costs	30,915	-
Other assets	27,714	1,605
	747,881	167,580

TOTAL ASSETS	$897,928	$331,863

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Notes payable - related party	$1,216,738	$1,056,611
Notes payable - other	150,000	50,000
Montgomery settlement liability	707,711	-
Fair value of derivatives	1,039,046	-
Warrants liability	520,851	-
Liability for stock to be issued	-	76,000
Accounts payable and accrued expenses	1,587,913	389,791

Total Current Liabilities	5,222,259	1,572,402

Long-term Liabilities:
Convertible debentures, net of discount of $350,000 and $0	-	-
Due officer	39,492	40,927

Total Long-term Liabilities	39,492	40,927

Total Liabilities	5,261,751	1,613,329

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.00004 Par Value; 200,000,000 shares authorized
54,634,754 and 41,216,913 shares issued, 53,637,709 and 40,512,551 outstanding	2,185	1,648
Additional paid-in capital	2,598,736	1,623,852
Unearned compensation	(38,522)	(41,241)
Accumulated other comprehensive income	734	730
Accumulated deficit	(6,596,625)	(2,814,366)
	(4,033,492)	(1,229,377)
Less: stock subscription receivable	(127,500)	-
Less: treasury stock, 997,045 and 704,362 shares at cost	(202,831)	(52,089)
Total Stockholders' Deficit	(4,363,823)	(1,281,466)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$897,928	$331,863

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Restated
			Cumulative Totals
			August 9, 2002
	Restated	Restated	to
	2005	2004	December 31, 2005

OPERATING REVENUES
Sales	$13,015	$-	$23,123

COST OF SALES	-	-	11,040

GROSS PROFIT	13,015	-	12,083

OPERATING EXPENSES
Compensation and professional fees	1,986,137	505,776	3,128,199
Research and development	232,064	502,853	1,516,620
Selling, general and administrative expenses	630,746	129,655	799,025
Bad debt	536,495	-	536,495
Depreciation and amortization	113,372	4,188	121,718
Total Operating Expenses	3,498,814	1,142,472	6,102,057

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,485,799)	(1,142,472)	(6,089,974)

OTHER INCOME (EXPENSE)
Impairment	-	-	(127,974)
Other Income	-	70,000	70,000
Interest expense	(311,539)	(64,271)	(463,756)
Recovery of bad debt	15,079	-	15,079
Total Other Income (Expense)	(296,460)	5,729	(506,651)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(3,782,259)	(1,136,743)	(6,596,625)
Provision for Income Taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(3,782,259)	$(1,136,743)	$(6,596,625)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.08)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	45,421,470	37,860,222

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD AUGUST 9, 2002 (INCEPTION) THROUGH DECEMBER 31, 2005

						Deficit
						Accumulated
			Additional	Accumulated		During the		Stock
	Common Stock		Paid-In	Comprehensive	Unearned	Development	Treasury	Subscription
Description	Shares	Amount	Capital	Income (Loss)	Compensation	Stage	Stock	Receivable	Total
Balance, August 9, 2002	-	$-	$-	$-	$-	$-	$-	$-	$-
Issuance of initial founders' shares	21,625,000	865	-	-	-	-	-	-	865
Shares issued for acquisition of Connexus Technologies	4,156,405	166	99,834	-	-	-	-	-	100,000
Issuance of founders' shares to chief operating officer	1,359,550	54	-	-	-	-	-	-	54
Issuance of common stock for cash	50,000	2	9,998	-	-	-	-	-	10,000
Options issued below fair market value	-	-	82,485	-	(82,485)			-	-
Prior period adjustment, Note 11	-	-		-	13,748	(32,189)	-	-	(18,441)
Net loss of the period, as originally stated	-	-	-	-	-	(284,857)	-	-	(284,857)
Balance, December 31, 2002, as restated	27,190,955	1,088	192,317	-	(68,737)	(317,046)	-	-	(192,378)

Issuance of common stock in private placement	1,000,000	40	87,960	-	-	-	-	-	88,000
Issuance of common stock in conversion of note payable	56,668	2	11,831	-	-	-	-	-	11,833
Issuance of founders' shares to chief financial officer	125,000	5	-	-	-	-	-	-	5
Shares issued for services	3,617,854	145	411,568	-	-	-	-	-	411,713
Shares issued for cash	166,960	7	18,993	-	-	-	-	-	19,000
Shares of common stock issued in exercise of options	4,465,450	179	80,048	-	-	-	(80,227)	-	-
Contribution of capital by officer	-	-	17,517	-	-	-	-	-	17,517
Options issued below fair market value	-	-	221,400	-	-	-	-	-	221,400
Prior period adjustment, Note 11	(543,908)	(22)	(28,116)	-	13,748	(380,554)	28,138	-	(366,806)
Net loss for the year, as originally stated	-	-	-	5,882	-	(980,023)	-	-	(974,141)
Balance, December 31, 2003 as restated	36,078,979	1,443	1,013,518	5,882	(54,989)	(1,677,623)	(52,089)	-	(763,858)

Issuance of common stock for cash	5,030,490	201	581,838	-		-	-	-	582,039
Shares issued for services	107,444	4	28,496	-		-	-	-	28,500
Prior period adjustment, Note 11		-		-	13,748	(13,748)		-	-
Net loss for the year, as originally stated	-	-	-	(5,152)		(1,122,995)	-	-	(1,128,147)
Balance, December 31, 2004	41,216,913	1,648	1,623,852	730	(41,241)	(2,814,366)	(52,089)	-	(1,281,466)

Issuance of common stock for cash	2,886,202	115	1,078,715	-	-	-	-	(127,500)	951,330
Shares issued for services	1,137,465	45	562,361	-	-	-	-	-	562,406
Shares issued for compensation	37,771	2	19,498	-	-	-	-	-	19,500
Shares issued for professional fees - financing	600,000	24	9,976	-	-	-	-	-	10,000
Shares of common stock issued in exercise of options	6,956,403	278	150,684	-	-	-	(150,742)	-	220
Shares of common stock issued in exercise of warrants	1,800,000	72	21,928	-	-	-	-	-	22,000
Structuring fees	-	-	(25,000)	-	-	-	-	-	(25,000)
Repayment of note payable, accrued interest & interest expense	-	-	229,789	-	-	-	-	-	229,789
Amortization of unearned compensation	-	-	-	-	13,819	-	-	-	13,819
Options issues below fair market value	-	-	11,100	-	(11,100)	-	-	-	-
Issuance costs on proceeds of bifurcated warrants on convertible debenture	-	-	(14,085)	-	-	-	-	-	(14,085)
Discount on debt for free-standing fixed warrants	-	-	109,597	-	-	-	-	-	109,597
Fair value derivative on free-standing warrants on convertible debenture	-	-	(138,677)	-	-	-	-	-	(138,677)
Fair value derivative on common stock conversion feature	-	-	(659,966)	-	-	-	-	-	(659,966)
Fair value of outstanding warrants due to conversion feature of debenture	-	-	(381,036)	-	-	-	-	-	(381,036)
Prior period adjustment, Note 11	-	-		-	-	(76,605)	-	-	(76,605)
Comprehensive income	-	-	-	4	-	-	-	-	4
Net loss for the year	-	-	-	-	-	(3,705,654)			(3,705,654)
Balance, December 31, 2005	54,634,754	$2,185	$2,598,736	$734	$(38,522)	$(6,596,625)	$(202,831)	$(127,500)	$(4,363,823)

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Balance, December 31, 2003	$5,882

Loss on foreign currency translations	(5,152)

Balance, December 31, 2004	$730

Balance, December 31, 2004	$730

Gain on foreign currency translations	4

Balance, Dectember 31, 2005	$734

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	Restated	Restated	August 9, 2002 to
	2005	2004	December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,782,259)	$(1,136,743)	$(6,596,625)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Provision for bad debts	536,495	-	536,495
Depreciation and amortization	113,372	4,188	121,718
Common stock issued for services	485,329	104,500	1,222,941
Common stock issued for compensation	19,500	-	19,500
Warrants issued for commitment fee	139,815	-	139,815
Pledged collateral used for settlement of interest expense	150,000	-	150,000
Interest expense converted to note payable - other	-	50,000	100,000
Impairment of goodwill	-	-	127,974
Gain (loss) on foreign currency translations	4	(5,152)	734
Amortization of unearned compensation	13,819	13,748	55,063

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(10,000)	-	9,373
(Increase) in prepaid expenses and other assets	(95,107)	(16,006)	(119,059)
Net change in net assets in acquisition of Connexus	-	-	(22,865)
(Increase) in other assets	(562,604)	(60)	(562,664)
Increase in accounts payable and accrued expenses	1,235,622	82,903	1,490,906
Total adjustments	2,026,245	234,121	3,269,931

Net cash (used in) operating activities	(1,756,014)	(902,622)	(3,326,694)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(546,009)	(1,248)	(711,984)
Acquisitions of fixed assets	(30,805)	(47,335)	(80,853)

Net cash (used in) investing activities	(576,814)	(48,583)	(792,837)

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CCONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
	Restated	Restated	August 9, 2002 to
	2005	2004	December 31, 2005

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issuances	$945,543	$582,039	$1,662,070
Services rendered converted to notes payable - related party	-	431,189	1,056,611
Proceeds from notes payable - other	850,000	-	850,000
Proceeds from convertible debenture	350,000	-	350,000
Proceeds from notes payable - related party, net	160,127	-	220,127
Expenditures for financing fees	(30,915)	-	(30,915)
Amounts due to officers, net	(1,435)	1,851	39,492

Net cash provided by financing activities	2,273,320	1,015,079	4,147,385

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(59,508)	63,874	27,854

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	87,362	23,488	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$27,854	$87,362	$27,854

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$41,962	$-	$41,962
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Common stock issued for compensation	$19,500	$-	$19,500

Common stock issued for services	$485,329	$28,500	$1,222,941

Common stock issued for issuance costs	$740,000	$-	$740,000

Exercise of cashless stock options	$150,742	$-	$202,831

Interest expense converted to note payable - other	$-	$50,000	$100,000

Conversion of notes payable and accrued interest to common stock	$-	$-	$11,833

Impairment of goodwill	$-	$-	$127,974

Common stock and warrants issued for derivatives	$1,039,046	$-	$1,039,046

Common stock and warrants issued for convertible debt	$350,000	$-	$350,000

Warrants issued for commitment fee	$139,815	$-	$139,815

Warrants converted to liability	$381,036	$-	$381,036

Unearned compensation on cashless options	$-	$-	$82,485

Use of pledged collateral for settlement of note payable and accrued interest	$229,789	$-	$229,789

Common stock issued for subscription receivable	$127,500	$-	$127,500

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1 -      ORGANIZATION AND BASIS OF PRESENTATION

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

As further stated in Note 11, the Company amended its previously issued consolidated financial statements for the year ended December 31, 2005 on its report dated July 26, 2006. The Company amended these consolidated financial statements to recognize an additional $61,455 in research and development costs that was improperly capitalized in 2005. In addition, $520,851 was reclassified from Additional Paid-in Capital to Warrants Liability as a result of the secured convertible debenture executed by the Company on December 29, 2005. Finally, an additional $15,150 in amortization expense was recognized as the result in the change in accounting estimate reducing the amortization period of the Company’s intellectual property from sixteen years (the life of a patent) to five years (the estimated life of software). These changes have increased the loss for the year ended December 31, 2005 to $3,782,259 as restated and the accumulated deficit during the development stage to $6,596,625.

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

Liquidity

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has accumulated deficits of approximately $6.52 million and $2.81 million as of December 31, 2005 and 2004, respectively. The Company's operations have been financed primarily through a combination of issued equity and debt. For the years ended December 31, 2005 and 2004, the Company had net losses of approximately $3.71 million and $1.14 million, respectively, and cash used in operations of approximately $1.69 million and $0.90 million.

The Company regularly evaluates its working capital needs and existing burn rate to make appropriate adjustments to operating expenses. On April 26, 2005, the Company executed a promissory note in the amount of $750,000 in favor of Montgomery Equity Partners, Ltd (“Montgomery”). Pursuant to the terms of the promissory note, Montgomery disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 was to be disbursed to the Company after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board market. The promissory note was secured by all of the assets of the Company plus shares of stock of an affiliate of the Company. It had a one-year term and accrued interest monthly at 24% per year. The Company had difficulty adhering to the payment schedule of the note and entered into a settlement agreement with Montgomery to satisfy the note with the liquidation of the pledged shares. On December 29, 2005, the Company executed a $500,000 convertible debenture with Montgomery Equity Partners, Ltd. Pursuant to its terms, Montgomery disbursed $350,000 to the Company with the remaining $150,000 to be disbursed two days before the Company files a Form SB-2 with the U.S. Securities and Exchange Commission. The convertible debenture has a two-year term and accrues monthly interest at 15% per year.

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

Research and Development

Research and development costs are related primarily to the Company developing its intellectual property. Research and development costs were expensed as incurred prior to the Company’s demonstration of technical feasibility of its media access control (“MAC”) layer in November 2004 and of its Network and Security layers in April 2005. Research and development costs (which include costs of coding and testing) incurred to produce a product master have been capitalized in accordance with Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” issued by the Financial Accounting Standards Board.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31, 2005	December 3`, 2004

Net Loss	($3,782,259)	($1,136,743)

Weighted-average common shares outstanding (Basic)	45,421,470	37,860,222

Weighted-average common stock Equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	45,421,470	37,860,222

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

Derivative Instruments

The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivative features. The Company accounts for these derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense). As of December 31, 2005, there was no change in the fair value of the derivatives.

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure,” an amendment of SFAS No. 123.

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

The identifiable intangible assets presented on the consolidated balance sheet represent the intellectual property that was capitalized post-technological feasibility. Management will continue to monitor and assess any impairment charges against those assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Beginning with the second quarter of 2005, the Company began amortizing its intellectual property costs over a five year period. The amortization amount for the current quarter is calculated based upon the ending balance of intellectual property from the preceding quarter. The amount amortized for the year ended December 31, 2005 was $22,650. The Company will begin amortizing its capitalized research and development costs once the software is available for general release, which is projected to be in the second or third quarter of 2006.

The main components of intangible assets are as follows:

	Twelve Months Ended December 31, 2005
	Gross Carrying Amount	Accumulated Amortization
Intellectual Property	$128,426	$22,650
Capitalized Research & Development	560,826	-
Total Intangible Assets	$689,252	$22,650

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

In November 2004, the FASB issued SFAS No. 151 (SFAS 151), “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. FASB 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, SFAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. SFAS 151 is effective for the Company in 2006. The Company does not expect SFAS 151 to have a material impact on its results or financial statements.

On December 16, 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions” ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The SFAS did not have a material impact on its financial position, results of operations or cash flows.

Reclassifications

Certain amounts for the year ended December 31, 2004 have been reclassified to conform to the presentation of the December 31, 2005 amounts. The reclassifications have no effect on net income for the years ended December 31, 2004.

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

NOTE 4-        FIXED ASSETS

Fixed assets consist of the following at December 31, 2005 and 2004:

	2005	2004

Computer and office equipment	$89,291	$59,708

Leasehold improvements	1,304	-

Less: accumulated depreciation and amortization	(24,068)	(8,346)

Net book value	$66,527	$51,362

Depreciation expense for the years ended December 31, 2005 and 2004 was $15,722 and $4,188, respectively.

NOTE 5-         DEBT

Notes Payable - Other

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

On April 20, 2005, the Company executed a promissory note for $750,000 to Montgomery Equity Partners, Ltd. Pursuant to the terms of the promissory note, Montgomery Equity Partners disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 was to be disbursed to the Company after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board. The promissory note was secured by substantially all of the assets of the Company and shares of stock of an affiliate of the Company. The promissory note had a one-year term and accrued interest monthly at 24% per year. The Company had difficulty meeting the payment schedule called for by the promissory note and by virtue of a settlement with the lender, the obligation, which together with interest and liquidated damages totaled $937,500, is being repaid by the affiliate’s collateral. Because the settlement with the lender permits it to take any action necessary to recover any deficiency should liquidation of the pledged shares fail to recoup the entire agreed payoff amount, the Company continues to recognize this liability on its balance sheet. As of December 31, 2005, the lender has sold 700,940 of the 9.4 million pledged shares and realized net proceeds of $229,789, leaving an outstanding balance of $707,711, which appears as Montgomery settlement liability on the balance sheet.

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

The convertible debenture is secured by substantially all of the assets of the Company, pledged shares of stock of three affiliates of the Company, and 13.5 million pledged shares of stock (which are not counted as outstanding shares until converted pursuant to the terms of the Stock Purchase Agreement and Escrow Agreement that were part of this transaction). The pledged shares are held by an escrow agent, who is Montgomery’s general counsel, a partner of Montgomery’s general partner and Montgomery’s attorney of this transaction, pursuant to a written escrow agreement. The convertible debenture has a two-year term and accrues interest monthly at 15% per year. In connection with this transaction, the Company executed an Investor Registration Rights Agreement by which it agreed to file a registration statement with the SEC for at least the pledged shares held by the escrow agent and the 2 million warrants. The registration statement was to be filed within 30 days of the execution of the convertible debenture and declared effective within 90 days of filing. Failure to file or be declared effective within the agreed timeframe subjected the Company to liquidated damages equal to two percent (2%) of the liquidated value of the convertible debenture for each thirty (30) day period after the scheduled filing or effective date deadline.

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, the conversion feature associated with the $500,000 convertible debenture represents an embedded derivative. The Company has recognized the embedded derivative in the amount of $659,966 as a liability in the accompanying consolidated balance sheet and has measured it at its estimated fair value. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

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

NOTE 6-        PROMISSORY NOTES - RELATED PARTY

The Company entered into promissory notes with some of its officers who have amounts outstanding with the Company. These amounts accrue interest at varying rates between 6.0% and 12.0% annually. As of December 31, 2005 and 2004, the Company has $1,216,738 and $1,056,611, respectively, outstanding under these notes, including $57,234 and $84,918, respectively, in accrued interest. With the exception of a demand promissory note due to an officer in the amount of $40,398, the remaining notes are due December 31, 2005. All such notes are therefore reflected as current liabilities on the consolidated balance sheets. The notes relate to services rendered or funds loaned to the Company. By direction of the Board of Directors all of these notes except for the demand promissory note were converted to equity to be issued in January 2006. See Note 13 - Subsequent Events.

NOTE 7-        ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2005 and 2004 consist of the following:

	December 31
	2005	2004
Accrued salaries payable	$732,917	$-
Accounts payable	717,708	172,787
Reimbursements owed to officers	71,582	24,351
Accrued interest payable	65,529	192,469
Deferred tax liability (India)	177	184
Total	$1,587,913	$389,791

Trade accounts payable are paid as they become due or as payment terms are extended with the consent of the vendor. At December 31, 2005, one vendor, MindTree Consulting Pvt. Ltd. (“MindTree”), accounted for 51% of the Company’s accounts payable. The Company and MindTree entered into a repayment agreement more fully described in Note 9.

Most of the accrued salaries payable were converted to stock in early January 2006. See Note 13 - Subsequent Events.

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

The following tables summarize the Company’s stock option plan:

	Year Ended December 31, 2005
	Number of Options	Weighted-average exercise price
Outstanding - beginning of period	46,749,096	$0.1250
Granted below fair value	150,000	0.2200
Granted at fair value	3,240,000	0.6281
Converted	7,249,086	0.0283
Non-vested options forfeited	2,500,000	0.2830
Outstanding - end of period	40,490,010	$0.2050
Exercisable at end of period	24,510,010	$0.1508

	Year Ended December 31, 2004
	Number of Options	Weighted-average exercise price
Outstanding - beginning of period	16,749,095	$0.01004
Granted below fair value	-	-
Granted at fair value	30,000,000	0.22
Converted	-	-
Non-vested options forfeited	-	-
Outstanding - end of period	46,749,096	$0.1205
Exercisable at end of period	19,186,596	$0.0869

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

	Year Ended December 31,
	2005	2004
Net loss:
As reported	$(3,782,259)	$(1,136,743)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(1,514,881)	(3,704,277)
Pro forma	$(5,297,140)	$(4,841,020)
Net loss per share:
As reported
Basic	$(0.08)	$(0.03)
Diluted	$(0.08)	$(0.03)
Pro forma
Basic	$(0.12)	$(0.12)
Diluted	$(0.12)	$(0.12)

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

The Company has the following warrants exercisable for the purchase of its common stock.

		Year Ended December 31,
Exercise Price	Expiration Date	2005	2004
$ 0.20	October 18, 2005	-	50,000
0.012	August 22, 2005	-	500,000
0.012	April 22, 2006	-	1,250,000
1.00	August 31, 2007	6,250	6,250
1.75	August 31, 2007	6,250	6,250
2.75	August 31, 2007	6,250	6,250
0.36	September 7, 2006	71,429	-
0.48	September 11, 2006	25,000	-
0.48	September 11, 2006	7,500	-
0.48	September 11, 2006	25,000	-
0.48	September 11, 2006	50,000	-
0.48	September 11, 2006	17,500	-
0.83	December 11, 2006	5,301	-
0.82	December 20, 2006	4,568	-
0.65	March 1, 2007	25,000	-
0.98	March 1, 2007	13,699	-
0.65	March 1, 2007	25,000	-
0.85	March 2, 2007	20,000	-
0.80	March 2, 2007	54,545	-
0.85	March 4, 2007	16,667	-
0.80	March 8, 2007	18,182	-
0.80	March 8, 2007	9,091	-
0.76	March 28, 2007	58,824	-
0.77	April 8, 2007	19,231	-
0.77	April 9, 2007	9,615	-
0.77	April 9, 2007	13,462	-
0.80	April 10, 2007	18,182	-
0.75	April 13, 2007	40,000	-
0.70	April 18, 2007	44,444	-
0.001	April 20, 2007	200,000	-
0.64	April 27, 2007	25,641	-
0.69	May 10, 2007	22,727	-
0.60	May 19, 2007	142,857	-
0.58	May 23, 2007	30,303	-
0.55	May 30, 2007	16,666	-
0.42	June 2, 2007	60,606	-
0.82	June 19, 2008	5,333	-
0.44	June 13, 2007	52,632	-
0.401	June 19, 2007	330,000	-
0.54	June 28, 2007	17,241	-
0.54	June 30, 2007	17,241	-
0.56	June 30, 2007	250,000	-
0.69	July 5, 2007	22,727	-
0.21	December 27, 2008	476,190	-
0.20	December 29, 2008	1,000,000	-
0.30	December 29, 2008	500,000	-
0.001	December 29, 2008	500,000	-
		4,281,154	1,818,750

As a result of the variable-share conversion feature of the December 29, 2005 secured convertible debenture with Montgomery (see Note 5 above), the Company is required to report the fair value of all outstanding warrants as a liability on its balance sheet pursuant to EITF 00-19. As of December 31, 2005, the total Warrants Liability is $520,851, consisting of $139,815 as the fair value of the warrants issued to Cornell Capital in April 2005, $109,597 as the fair value of the warrants issued to Montgomery in December 2005, and $271,439 as the fair value of all other warrants issued by the Company in effect as of the balance sheet date. The fair value of the warrants was determined using the Black-Scholes option pricing model.

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

PFK Electronics and Identity, Inc. Supply Agreement

On May 19, 2005, Airbee Automotive Group, Inc. (the operating entity resulting from the merger of the Company and Identity, Inc.) entered into a supply contract with PFK Electronics Pty Ltd. (PFK), a South Africa corporation, for the parts Identity required for its business. In addition to the standard terms and conditions, PFK inserted contract language purporting to have the Company act as surety for its subsidiary, which the Company may or may not have signed. Regardless, the provisions of the August 2005 rescission of the Company’s merger with Identity state that “Identity will replace Airbee in relation to PFK and will be responsible for any sums owed that entity.” Acting on PFK’s November 2005 request, the Company sent a Termination and Release Agreement to PFK on December 6, 2005 which PFK has not returned for the claimed balance of $258,000. The Company does not believe it has any liability to PFK in this matter.

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

NOTE 10-     GOING CONCERN

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

NOTE 11-      RESTATEMENT

The December 31, 2004 financial statements have been restated for the amortization of unearned compensation for the year ended December 31, 2004 by $13,748 and this has increased the loss for the year then ended to $1,136,743 and the accumulated deficit during the development stage to $2,814,366.

The December 31, 2005 financial statements have been restated to recognize an additional $61,455 in research and development costs that was improperly capitalized in 2005. In addition, $520,851 was reclassified from Additional Paid-in Capital to Warrants Liability as a result of the secured convertible debenture executed by the Company on December 29, 2005. An additional $707,711 was reclassified from Additional Paid-in Capital to Montgomery Settlement Liability to reverse the derecognition of the April 2005 Montgomery note payable as the Company remains liable for any deficiency if the affiliate’s pledged shares are insufficient to cover the payoff amount. An additional $15,150 in amortization expense was recognized as the result of a change in accounting policy reducing the amortization period of the Company’s intellectual property from sixteen years (the life of a patent) to five years (the estimated life of software). These changes have increased the loss for the year ended December 31, 2005 to $3,782,259 and the accumulated deficit during the development stage to $6,596,625.

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

At December 31, 2005 and 2004, deferred tax asset consist of the following:

	December 31
	2005	2004
Deferred tax asset	$2,308,819	$844,310
Less: valuation allowance	(2,308,819)	(844,310)
	$-	$-

At December 31, 2005, the Company had deficits accumulated during the development stage in the approximate amount of $6,520,020, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Officer	Note Payable	Accrued Salary	Accrued Interest Payable	Total	Number of Shares Issued
Sundaresan Raja	$464,614	$200,000	$7,855	$672,469	2,725,400
E. Eugene Sharer	366,095	170,000	6,284	542,379	2,198,168
S. Krishnamurthy	98,815	125,000	5,237	229,052	928,308
David McCartney	-	60,625	2,827	63,452	257,159
Ram Satagopan	127,291	-	-	127,291	515,890
V.V. Sundaram	-	31,250	1,014	32,264	130,761
	$1,056,816	$586,875	$23,217	$1,666,908	6,755,686

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

The Company has identified certain internal control deficiencies that we consider to be material weaknesses. These consist of (1) inadequate communication leading to the untimely filing of a current report with the Securities and Exchange Commission in January 2005 and (2) certain accounting and disclosure matters. The accounting and disclosure deficiencies were: (1) a failure to amortize capitalized intellectual property costs and (2) improper accounting of unearned compensation arising from the issuance of stock options below market value. The accounting deficiencies are principally due to the Company’s transition from a private company to a public reporting company. Prior to going public the Company amortized capitalized intellectual property costs and accounted for unearned compensation arising from the issuance of stock options below market value contrary to the requirements of SFAS 86 and SFAS 123, respectively, as such accounting methods were not required by a private entity. Subsequent to going public, the Company’s controller recognized the necessity to account for these items in accordance with SFAS 86 and SFAS 123.

The Company’s controller identified the internal control and disclosure control deficiencies disclosed above during the latter part of the third quarter of 2005. The Company attempted to remediate and eliminate previous internal control and disclosure deficiencies by hiring a controller in May 2005. The controller is a CPA and has experience in accounting and disclosure procedures for public companies. The Company’s India subsidiary also hired a chartered accountant (equivalent to US CPA) who was also a certified corporate secretary as its finance manager in August 2005. The controller and the subsidiary’s finance manager were tasked with centralizing and formalizing the purchasing decisions, establishing and maintaining proper procedures for payment of accounts payable and other liabilities, setting credit and collection policies, and tracking the fixed assets of the Company, among other duties. The Company has implemented an accounting analysis procedure that requires all transactions, including but not limited to transactions similar to the deficiencies above, be analyzed by an employee of the Company in accordance with SEC public reporting standards. Separation of duties was instituted so that the person authorizing the purchase of goods or services was not the person preparing or signing the check in payment for such goods or services.

The delinquent report was discovered by the Company’s interim chief financial officer during the second quarter of 2005. The controller and the interim chief financial officer are working together to keep each other appraised of items which may require disclosure and to see that proper level of disclosure is made.

While the Company has implemented an accounts analysis procedure and hired additional personnel, the abovementioned material weaknesses will not be considered remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. The Company expects to complete its analysis by the end of the fiscal year ending December 31, 2006. Costs of the controller and finance manager and the practices implemented thus far are approximately $120,000 per year, consisting mainly of the controller’s and finance manager’s salaries and the public reporting costs of additional disclosure.

Changes in Internal Controls

The addition of a controller, the chartered accountant and the new policies and practices discussed above constitute changes in the Company’s internal control over financial reporting. The new policies and practices were implemented during the last fiscal quarter of the period covered by this report and have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualified. Our officers are appointed by our directors.

Our directors and executive officers and their ages are as follows:

Name	Age	Position
Sundaresan Raja	43	Chief Executive Officer, Director
E. Eugene Sharer	72	President, Chief Operating Officer, Secretary, Director
Ramanujam Satagopan	41	Vice President & Chief Technology Officer
Srinivasan Krishnamurthy	47	Vice President-Business Development
David L. McCartney	50	Vice President - Sales and Marketing
V.V. Sundaram	66	CEO, Airbee Wireless (India) Pte Ltd.
Mal Gurian	79	Director

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

V.V Sundaram: Mr. Sundaram has responsibility for all aspects of development and release of the company’s software product suite for short-range wireless voice and data communications. VV spent the last 10 years with Covansys Corp. as Managing Director and CEO of Offshore Operations, Board Member of Covansys-India, Covansys-Singapore and Covansys-UK with direct responsibility for an offshore operation. Prior to Covansys, he worked for British Petroleum in Cleveland for 20 years in a variety of positions covering systems, transportation, chemicals, pipeline operations, production, operations analysis, strategic planning and M&A. He holds a B.S in Physics and Mathematics, an MS (Computer Science) from the University of Pittsburgh and an MBA (Finance and Operations Research) from Case Western University.

David L. McCartney joined us on March 1, 2005 as Vice President, Marketing and Sales after having served as a consultant for several months as a marketing advisor. Mr. McCartney has many years experience in the wireless technology space in both corporate executive and marketing positions. Prior to joining Airbee Wireless, he was the founder and principal consultant of m2direct, Inc.; Vice President - Marketing and Sales for Wavecom, Inc.; President of e-tenna Corporation; Executive Vice President of RangeStar Wireless, Inc.; Vice President - Marketing and Sales for Bosch Telecom, Inc.; Director - Wireless Product Unit, Director International Business Development and Manager Strategic Planning for Ericsson, Inc.; and Divisional Marketing Director and Trading Area Manager for Motorola, Inc. Mr. McCartney is currently a columnist for Wireless Design Online and has authored some 20 articles in trade publications. He also has authored or co-authored three patents in the communications and wireless technology space. He holds a Bachelor of Science degree in Industrial Administration from Iowa State University and an MBA from Lynchburg College and is an active member of several technical honor societies.

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

Mal Gurian. Mr. Gurian has served as a Director of the Company since January 1, 2005. Since 2002, he has served as President of Mal Gurian Associates, LLC. He has previously served as President of Cellcom Cellular Corporation of New Jersey from 1989 to 1991. From 1991 through 1993 he served as Chief Executive Officer and Director of Universal Cellular Corporation. From 1994 through 1997 he served as Chairman of the Board and Chief Executive Officer of GlobalLink Communications, Inc. From 1995 through 2002 he served as Chairman, Chief Executive Officer and President of Authentix Network, Inc and SimplySay, Inc. Mr. Gurian has served as a corporate and strategic advisor to major corporations like OKI, Sony, TRW, and the Communications Division of Murata. He is President Emeritus of the Radio Club of America and the recipient of the club's Sarnoff Citation, the Special Service Award and the Fred Link Mobile Award. He is also the recipient of the National Association of Business and Educational Radio's (now PCIA) highest honor, the Chairman's Award. Mr. Gurian was previously on the Boards of Northeast Digital Network and RangeStar International. He is a 1995 recipient of the Popov Scientific Society Medal from the St. Petersburg Electrotechnical University in St. Petersburg, Russia. Mr. Gurian is listed in Marquis Who's Who in America and Who's Who in the World and in May 2003, was inducted into the RCR Wireless Hall of Fame.

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

•	Integrity - We do the right thing without compromise and in the highest ethical manner.
•	Honesty - We are open, transparent, and truthful and avoid any conflict of interest.
•	Trust - Our word is good and we adhere to our commitments.
•	Commitment - We strive to deliver superior product performance and achieve personal excellence and self-improvement.
•	Global Citizenship - As an international company, we comply with the applicable laws and regulations that govern our activities wherever we do business.
•	Accountability - We accept the consequences of our actions, admit to our mistakes and quickly rectify them.
•	Responsible Leadership - We manage our business responsibly in order to earn and maintain the confidence, respect and trust of our shareholders, business partners and colleagues.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information with respect to all compensation paid or earned for services rendered to the Company during the last fiscal year by our chief executive officer and each executive officer whose aggregate annual compensation exceeded $100,000 and who were executive officers of the Company at December 31, 2005 (all of the individuals named in the following table are collectively defined as the "Named Executive Officers").

Summary Compensation Table

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2005, December 31, 2004, and December 31, 2003, paid to our most highly compensated executive officers.

Summary Compensation Table

	Annual Compensation			Long Term Compensation
				Awards
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Award(s)	Securities Underlying Options(#)	All Other Compensation

Sundaresan Raja (1)	2005	$150,000	$50,000	—	—	—
Chief Executive Officer	2004	$150,000	$50,000	—	10,000,000	—
	2003	$150,000	$50,000	—	—	—

E. Eugene Sharer (2)	2005	$120,000	$50,000	—	—
President and Chief Operating Officer	2004	$120,000	$50,000	—	8,000,000	—
	2003	$120,000	$50,000	—	—	—

Ramanujam Satagopan (3)	2005	$80,000	$30,000	—	—	—
VP & Chief Technology Officer	2004	$80,000	$30,000	—	3,000,000	—
	2003	$80,000	$30,000	—	—	—

Richard P. Sommerfeld, Jr. (4)	2005	$66,660	—	—	—	—
Chief Financial Officer	2004	$100,000	$25,000	—	3,000,000	—
	2003	$100,000	$8,333	—	3,000,000	—

V. V. Sundaram (5)	2005	$66,667	$13,333	—	1,500,000	—
Chief Executive Officer Airbee India	2004	—	—	—	—	—
	2003	—	—	—	—	—

Srinivasan Krishnamurthy (6)	2005	$100,000	$25,000	—	—	—
Vice President Business Dev.	2004	$50,000	$12,500	—	6,000,000	—
	2003	—	—	—	—	—

David McCartney (7)	2005	$124,999	$16,666	—	1,000,000	—
Vice President, Marketing	2004	—	—	—	—	—
	2003	—	—	—	—	—

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

Name	Number of Shares of Common Stock Underlying Options	Percentage of Total Options Granted to Officers and Employees	Exercise Price	Expiration Date
Sundaresan Raja	—	—	—	—
Ramanujam Satagopan	—	—	—	—
E. Eugene Sharer	—	—	—	—
Srinivasan Krishnamurthy	—	—	—	—
V. V. Sundaram	1,500,000	60%	$0.82	05/16/2010
David McCartney	1,000,000	40%	$0.32	03/01/2010

Aggregated Option Exercises in Last Fiscal Year and Fiscal
Year-End Option Values

The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended December 31, 2005 by our executive officers listed in the Summary Compensation Table above.

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2005(1) Exercisable/Unexercisable			Value of Unexercised In-the-Money Options at December 31, 2005(1) Exercisable/Unexercisable
Sundaresan Raja	0	$0	15,000,000	/	5,000,000	$4,800,000	/	$1,600,000
Ramanujam Satagopan	0	0	2,312,510	/	1,500,000	$740,000	/	$480,000
E. Eugene Sharer	5,501,457	0	4,000,000	/	4,000,000	$1,280,000	/	$1,280,000
Srinivasan Krishnamurthy	0	0	3,000,000	/	3,000,000	$960,000	/	$960,000
V.V. Sundaram	0	0	750,000	/	2,250,000	$240,000	/	$720,000
David McCartney	0	0	875,000	/	1,625,000	$280,000	/	$520,000

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

Sundaresan Raja	$672,469
E. Eugene Sharer	$542,379
Ramanujam Satagopan	$127,291
Srinivasan Krishnamurthy	$229,052
David McCartney	$63,452
V. V. Sundaram	$32,264

ITEM 13. EXHIBITS

(a)	Exhibits

Exhibit No.	Description	Location

3.1	Certificate of Incorporation, dated August 9, 2002 of Registrant	(1)

3.2	Certificate of Amendment (forward split)	(1)

3.3	By-Laws of Registrant	(1)

4.1	Equity Incentive Plan	(1)

4.2	Form of Promissory Note	(1)

4.3	Outside Director Stock Option Plan	(2)

4.4	Secured Convertible Debenture, dated December 29, 2005, and related financing documents and pledge agreements	(5)

4.5	Agreement, dated October 19, 2005 between Cornell Capital Partners, L.P. and Airbee Wireless, terminating the Standby Equity Distribution Agreement, the Registration Rights Agreement, and the Escrow Agreement, each dated April 20, 2005.	(6)

4.6	Amendment No. 1 to Investor Registration Rights Agreement between Montgomery Equity Partners, Ltd. and Airbee Wireless, Inc., dated July 14, 2006 amending the Investor Registration Rights Agreement dated December 29, 2005.	(4)

4.7	Amendment No. 2 to Investor Registration Rights Agreement between Montgomery Equity Partners, Ltd. and Airbee Wireless, Inc., dated July 14, 2006 amending the Investor Registration Rights Agreement dated December 29, 2005.	(4)

4.8	Amendment No. 1 to Pledge and Escrow Agreement between Montgomery Equity Partners, Ltd. and Airbee Wireless, Inc., dated July 14, 2006 amending the Pledge and Escrow Agreement dated December 29, 2005.	(4)

4.9	Amendment No. 1 to Insider Pledge and Escrow Agreement between Montgomery Equity Partners, Ltd. and Airbee Wireless, Inc., dated July 14, 2006 amending the Insider Pledge and Escrow Agreement dated December 29, 2005.	(4)

4.10	Amendment No. 1 to Security Agreement between Montgomery Equity Partners, Ltd. and Airbee Wireless (India) Pvt. Ltd., dated July 14, 2006 amending the Security Agreement dated December 29, 2005.	(4)

10.1	Employment Agreement, dated January 1, 2006 between Sundaresan Raja and Airbee Wireless.	(7)

10.2	Employment Agreement, dated January 1, 2006 between Eugene Sharer and Airbee Wireless.	(7)

10.3	Employment Agreement, dated April 1, 2005 between Ramanujam Satagopan and Airbee Wireless.	(6)

10.4	Employment Agreement, dated May 16, 2005 between V. V. Sundaram and Airbee Wireless.	(6)

10.5	Lease Agreement	(1)

10.6	Corrected Employment Agreement, dated January 1, 2006 between Sundaresan Raja and Airbee Wireless	(7)

10.7	Corrected Employment Agreement, dated January 1, 2006 between Eugene Sharer and Airbee Wireless.	(7)

10.8	Software License Agreement with Radiocrafts AS, dated April 25, 2005	(4)

10.9	Software License Agreement with Compel JSC, dated December 20, 2005	(4)

10.10	Software License Agreement Extension with Radiocrafts AS, dated April 25, 2006	(4)

10.11	Software License Agreement with SoftBaugh, Inc., dated August 19, 2005	(4)

10.12	Software License Agreement with Texas Instruments Incorporated, dated July 13, 2005	(4)

10.13	Software License Agreement with Zentrum Mikroeletronik Dresden AG, dated January 14, 2006	(4)

14.0	Code of Ethics	(3)

21.1	Subsidiaries of Registrant	(1)

31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(1)	Previously filed on Form 10SB Registration Statement.

(2)	Filed on Form 8-K Current Reported filed with the SEC on March 15, 2005.

(3)	Previously filed on Amendment No. 1 to Form 10-KSB Annual Report for year ended December 31, 2004.

(4)	Included herewith

(5)	Filed on Form 8-K Current Report filed with the SEC on January 5, 2006

(6)	Filed with Form 10-KSB for December 31, 2005 filed with the SEC on April 17, 2006

(7)	Filed with Form 10-QSB for March 31, 2006 filed with the SEC on May 15, 2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed by Bagell, Josephs & Company, LLC were as follows:

	2005	2004
Audit Fees	$15,000	$17,000
Audit Related Fees	$26,257	$7,500
Tax Fees	$3,500	—
All Other Fees	$22,590	—

Audit Fees. Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly condensed consolidated financial statements and services that are normally provided by Bagell, Josephs, Levine & Company, in connection with statutory and regulatory filings or engagements.

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

Date: September 22, 2006

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ Sundaresan Raja	Chief Executive Officer, Principal Executive	September 22, 2006
Sundaresan Raja	Officer and Director

/s/ E. Eugene Sharer	President, Chief Operating Officer,	September 22, 2006
E. Eugene Sharer	Interim Chief Financial Officer and Director

/s/ V. V. Sundaram	Chief Executive Officer, Airbee India	September 22, 2006
V. V. Sundaram

/s/ Mal Gurian	Director	September 22, 2006
Mal Gurian