Form 10QSB/A
period 2006-03-31
Airbee Wireless, Inc.
filed 2006-10-04
CIK 1297533

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 62,571,955 shares of Common Stock par value of $0.00004 as of May 1, 2006.

Transitional Small Business Disclosure Form (check one): Yes ☐ No ☑

AIRBEE WIRELESS, INC.

FORM 10-QSB

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
(UNAUDITED)

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)

Restated
2006
ASSETS
Current Assets:
Cash and cash equivalents	$15,845
Accounts receivable	27,110
Prepaid expenses and other current assets	5,538

Total Current Assets	48,493

Fixed assets, net of depreciation	63,919

Intangible assets	718,000
Deferred financing costs	27,051
Other assets	28,097
773,148

TOTAL ASSETS	$885,560

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Notes payable - related party	$97,394
Notes payable - other	140,000
Montgomery settlement liability	516,287
Fair value of derivatives	611,514
Warrants liability	617,871
Accounts payable and accrued expenses	1,198,121

Total Current Liabilities	3,181,187

Long-term Liabilities:
Convertible debentures, net of discount of $310,817	39,183

Total Long-term Liabilities	39,183

Total Liabilities	3,220,370

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS' DEFICIT
Common stock, $.00004 Par Value; 200,000,000 shares authorized;
77,155,956 shares issued, 13,586,956 shares held in escrow;
62,571,955 outstanding	2,503
Additional paid-in capital	5,791,125
Unearned compensation	(34,530)
Other accumulated comprehensive loss	728
Accumulated deficit	(7,886,805)
(2,126,979)
Less: stock subscription receivable	(5,000)
Less: treasury stock, 997,045 shares at cost	(202,831)
Total Stockholders' Deficit	(2,334,810)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$885,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	Restated 2006	Restated 2005
OPERATING REVENUES
Sales	$51,600	$—
COST OF SALES	—	—
GROSS PROFIT	51,600	—
OPERATING EXPENSES
Compensation and professional fees	1,562,361	246,426
Research and development	—	273,525
Selling, general and administrative expenses	130,155	62,129
Depreciation and amortization	12,056	3,082
Total Operating Expenses	1,704,572	585,162
LOSS BEFORE OTHER INCOME (EXPENSE)	(1,652,972)	(585,162)
OTHER INCOME (EXPENSE)
Gain on derivatives	427,532	—
Interest expense	(64,740)	(28,574)
Total Other Income (Expense)	362,792	(28,574)
NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,290,180)	(613,736)
Provision for Income Taxes	—	—
NET LOSS APPLICABLE TO COMMON SHARES	$(1,290,180)	$(613,736)
NET LOSS PER BASIC AND DILUTED SHARES	$(0.02)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	60,230,066	41,849,373

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

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	Restated 2006	Restated 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,290,180)	$(613,736)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	12,055	3,082
Common stock issued for services	90,500	85,230
Common stock issued for compensation	25,000	—
Gain on valuation of derivatives	(427,532)	—
Amortization of discount on convertible debenture	39,183	—
Stock options vested during period	1,015,141	—
Amortization of financing fees	3,864	—
Gain (loss) on foreign currency translations	(6)	203
Amortization of unearned compensation	3,992	3,437
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(17,110)	—
(Increase) decrease in prepaid expenses and other assets	40,128	(14,641)
(Increase) in other assets	(383)	—
Increase in accounts payable and accrued expenses	272,614	67,989
Total adjustments	1,057,466	145,300
Net cash (used in) operating activities	(232,714)	(468,436)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(36,298)	61,455
Acquisitions of fixed assets	(1,897)	(14,321)
Net cash (used in) investing activities	(38,195)	47,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	Restated 2006	Restated 2005
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	$96,400	$471,580
Proceeds from stock subscriptions receivable	122,500	—
Proceeds from notes payable — other	40,000	—
Proceeds from notes payable — related party, net	—	(45,990)
Net cash provided by financing activities	258,900	425,590
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,009)	4,288
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	27,854	87,362
CASH AND CASH EQUIVALENTS — END OF PERIOD	$15,845	$91,650
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest expense	$4,659	$217
Income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Common stock issued for compensation	$25,000	$—
Stock options vested during period	$1,015,141	$—
Common stock issued for services	$90,500	$85,230
Conversion of note payable — other and accrued interest to common stock	$73,085	$—
Conversion of related party notes payable, accounts payable, accrued salaries payable and accrued interest to common stock	$1,870,972	$—
Use of pledged collateral for settlement of note payable and accrued interest	$191424	$—
Common stock issued for subscription receivable	$5,000	$—

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The condensed consolidated interim financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $7.9 million as of March 31, 2006. The Company’s operations have been financed primarily through a combination of issued equity and debt. For the three months ended March 31, 2006, the Company had a net loss of approximately $1,290,200 and cash used in operations of approximately $233,000.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2006	March 31, 2005
Net Loss	$(1,290,180)	$(613,736)
Weighted-average common shares outstanding (Basic)	60,230,066	41,849,373
Weighted-average common stock Equivalents:
Stock options	—	—
Warrants	—	—
Weighted-average common shares outstanding (Diluted)	60,230,066	41,849,373

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

	Three Months Ended
	03/31/06	03/31/05
Net loss, as reported	$(1,290,180)	$(613,736)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,015,141	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,015,141)	(616,839)
Net income, pro forma	$(1,290,180)	$(1,230,575)
Earning per share:
Basic, as reported	$(0.02)	$(0.01)
Basic, pro forma	$(0.02)	$(0.03)
Diluted, as reported	$(0.02)	$(0.01)
Diluted, pro forma	$(0.02)	$(0.03)

For the purpose of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31, 2006	March 31, 2005
Dividend yield	0.0%	0.0%
Expected volatility	118.16%	104.99%
Risk-free interest rate	4.0%	4.0%
Expected life in years	3.75 - 5.0	4.25 -5.0

The following table summarizes the stock option activity for the three months ended March 31, 2006:

	Shares	March 31, 2006 Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding, December 31, 2005	40,490,010	0.2050
Options granted	3,465,000	0.3200
Options reinstated	—	—
Options exercised	—	—
Options forfeited or expired	—	—
Outstanding March 31, 2006	43,955,010	0.2141	4.2844
Options exercisable, March 31, 2006	25,610,010	0.1520	4.3250

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

The main components of intangible assets are as follows:

	Three Months Ended March 31, 2006
	Gross Carrying Amount	Accumulated Amortization
Intellectual Property	$152,058	$30,200
Capitalized Research & Development	596,142	—
Total Intangible Assets	$748,200	$30,200

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

NOTE 4- FIXED ASSETS

Fixed assets as of March 31, 2006 consist of the following:

Computer and office equipment	$91,395
Leasehold improvements	1,321
Less: accumulated depreciation and amortization	(28,797)
Net book value	$63,919

Depreciation expense for the three months ended March 31, 2006 and 2005 was $4,506 and $3,082, respectively.

NOTE 5- DEBT

Note Payable - Other

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

On April 20, 2005, the Company executed a promissory note for $750,000 to Montgomery Equity Partners, Ltd. Pursuant to the terms of the promissory note, Montgomery Equity Partners disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 was to be disbursed to the Company after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board. The promissory note was secured by substantially all of the assets of the Company and shares of stock of an affiliate of the Company. The promissory note had a one-year term and accrued interest monthly at 24% per year. The Company had difficulty meeting the payment schedule called for by the promissory note and by virtue of a settlement with the lender, the obligation, which together with interest and liquidated damages totaled $937,500, is being repaid by the affiliate’s collateral. Because the settlement with the lender permits it to take any action necessary to recover any deficiency should liquidation of the pledged shares fail to recoup the entire agreed payoff amount, the Company continues to recognize this liability on its balance sheet. As of March 31, 2006, the lender has sold 1,404,194 of the 9.4 million pledged shares and realized net proceeds of $421,213, leaving an outstanding balance of $516,287, which appears as Montgomery settlement liability on the balance sheet.

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

NOTE 6- PROMISSORY NOTES - RELATED PARTY

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

At March 31, 2006 and 2005, deferred tax assets consist of the following:

	March 31, 2006	March 31, 2005
Deferred tax asset	$2,760,382	$1,009,994
Less: valuation allowance	(2,760,382)	(1,009,994)
	$—	$—

At March 31, 2006 and 2005, the Company had deficits accumulated during the development stage in the approximate amount of $7,886,805 and $3,366,647, respectively, available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

On March 30, 2006, the Company issued 50,000 restricted shares to an accredited investor in return for his assistance in raising capital and providing short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services and consideration for providing the short term loans was an aggregate of $11,500 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

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

Lease Agreements

A subsidiary, Airbee Wireless (India) Pvt. Ltd., has entered into a three-year lease agreement for office space in Chennai, India. Monthly rent in the US Dollar equivalent is $1,505. The building owner gave notice in March 2006 that it was exercising its option to sell the property to a developer who intends to build a new building on the site. Accordingly, the Company occupied new office space effective July 31, 2006.

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

NOTE 12- RESTATEMENT

The Company restated its condensed consolidated financial statements for the three months ended March 31, 2005 for amortization of unearned compensation of $3,747 and the reclassification of various selling, general and administrative expenses, and compensation to research and development expenses. The effect of these changes resulted in an increase of the loss for the three month period ended March 31, 2005 of $3,437 to a net loss of $552,281 and an increase in the accumulated deficit to $3,366,647.

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

•
We had a $1,290,180 net loss before provision for income taxes in the first three months of 2006. Accounting rules drove much of this loss. We recorded $1,015,141 as a component of compensation and professional fees due to the operation of SFAS 123R which required us to expense stock options granted and vesting during this quarter. We also recorded a $427,532 gain in other income (expense) from the re-valuation of derivatives required under SFAS 133. We raised almost $100,000 from the sale of stock to accredited investors.

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

•	Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

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

Results of Operations

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

During the first quarter of 2006 we had operating revenues of $51,600, resulting in a net loss applicable to common shares of $1,290,180, or $0.02 net loss per share, compared to a net loss of $613,736 or $0.01 net loss per share for the same period in 2005. This quarter’s net loss was substantially reduced by the realization of $427,532 as gain from the re-valuation of derivatives in accordance with accounting rules. However, we also recorded a $1,015,141 expense from the granting and vesting of stock options this quarter. Cumulative net loss since inception totals $7,886,805.

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

Operating expenses for the three months ended March 31, 2006 were $1,704,572 as compared to $585,162 for the three months ended March 31, 2005, an increase of 191% or $1,119,410. This increase, as further explained below, is principally due to increases in compensation and professional fees and selling, general and administrative expenses. Operating expenses increased as the Company developed and implemented its business plan.

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

The decrease in research and development expense for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was $273,525. With the demonstration of technological feasibility in April 2005, we were permitted to capitalize research and development costs and amortize them going forward. Our intangible assets (primarily capitalized R&D) increased by $552,025, net of amortization, from March 31, 2005 to March 31, 2006 to $718,000 as we increased our overall expenditures in research and development programs to ensure that our products continue to meet our customer demands.

Depreciation and amortization expense for the quarter ended March 31, 2006 increased $8,974. Most of this increase is $7,550 for the amortization of intellectual property. Interest expense for the three months ended March 31, 2006 increased $36,166, almost entirely due to the amortization of the convertible debenture discount to interest.

Liquidity and Capital Resources

Since inception, we have principally funded our operations from private placements of securities and management and shareholder loans and contributions of $3,210,364. As of March 31, 2006, we have $467,024 outstanding under notes payable - related parties, reimbursements due officers and accrued payroll. During the first quarter of 2006, we received an aggregate of $96,400 in cash from accredited investors in consideration of 352,065 shares of our common stock and 147,202 common stock purchase warrants. Proceeds were used to pay down current payables. We will require approximately $5 million to continue operations for the next 12 months. Most of the funding will be allocated principally for sales, marketing and working capital. It is not anticipated that any lack of funding will impact upon the existing license and development agreements with our customers since our software development has been completed for three of our products.

We have incurred an accumulated deficit at March 31, 2006 of $7,886,805 compared to $3,366,647 at March 31, 2005. We had negative working capital at March 31, 2006 of $3,132,694 compared to negative working capital of $1,384,947 at March 31, 2005. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

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

On December 29, 2005, we entered into a Securities Purchase Agreement with Montgomery pursuant to which we agreed to issue Montgomery secured convertible debentures in the principle amount of $500,000. Of these secured convertible debentures, $350,000 was funded on December 29, 2005. The remaining $150,000 has not yet been funded as of July 26, 2006. The secured convertible debentures are convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of (a) eighty percent (80%) of the lowest closing bid price of the common stock for the ten (10) trading days immediately preceding the closing date or (b) eighty percent (80%) of the lowest closing bid price of common stock for ten (10) trading days immediately preceding the conversion date. The secured convertible debentures have a term of two (2) years, piggy-back registration rights and accrue interest monthly at the rate of fifteen percent (15%) per year. We are current with our interest payments.

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

Cash at March 31, 2006 and, 2005, respectively, was $15,845 and $91,650. At March 31, 2006 and 2005, respectively, we had total stockholders’ deficit of $1,818,523 and $1,197,298.

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

Our long-term debt obligation consists of $350,000 of a $500,000 convertible debenture ($150,000 not funded as of July 26, 2006), plus interest payable monthly at 15% per annum. We are current in our interest payments through July 2006.

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

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase Obligations (employment contracts)*	$1,466,667	978,750	487,917	—	—
Long-Term Debt Obligations	$350,000	—	350,000	—	—
Operating Lease Obligations **	$72,230	42,015	30,215	—	—
Capital Lease Obligations	$—	—	—	—	—
Other Long-Term Liabilities Reflected on Balance Sheet under GAAP	$—	—	—	—	—

*	Employment contracts with senior executives ranging in length from 1 year to 3 years, expiring on various dates from December 31, 2006 through May 15, 2008.

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

During the period covered by this report the Company continued to remediate previously disclosed internal control deficiencies (improper amortization of capitalized intellectual property costs and accounting for unearned compensation arising from the issuance of stock options below market value) first identified during the third quarter 2005. Prior to going public the Company amortized capitalized intellectual property costs and accounted for unearned compensation arising from the issuance of stock options below market value contrary to the requirements of SFAS 86 and SFAS 123, respectively, as such accounting methods were not required by a private entity. Subsequent to going public, the Company’s controller recognized the necessity to account for these items in accordance with SFAS 86 and SFAS 123. In addition, an internal control deficiency was discovered during the first quarter 2006 by the Company’s controller as a result of the Company’s failure to account for convertible instruments and derivatives under SFAS 133, SFAS 150 and EITF 00-19.

The Company’s interim chief financial officer and controller have worked diligently to properly account for convertible instruments and derivatives and will consult with outside consultants on an as-needed basis to enable the Company to make the proper disclosures. As disclosed above, the Company’s controller identified the internal control deficiencies during the third quarter 2005. As previously disclosed, the Company hired a controller in May 2005 to identify, remediate and eliminate prior internal control and disclosure control deficiencies. The controller is a CPA and has experience in accounting and disclosure procedures for public companies. The Company’s India subsidiary also hired a chartered accountant (equivalent to US CPA) who was also a certified corporate secretary as its finance manager in August 2005. The Company has implemented an accounting analysis procedure that requires all transactions, including but not limited to transactions similar to the deficiencies above, be analyzed by an employee of the Company in accordance with SEC public reporting standards. While the Company has implemented an account analysis procedure and hired additional personnel, the aforementioned material weaknesses will not be considered remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. The Company expects to complete its analysis by the end of the fiscal year ending December 31, 2006. Costs of the controller and finance manager and the practices implemented thus far are approximately $120,000 per year, consisting mainly of the controller’s and finance manager’s salaries and the public reporting costs of additional disclosure.

Changes in Internal Controls

As disclosed above and under the Company’s annual report, as amended, changes in the Company’s internal control over financial reporting occurred during the last fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, as the Company continues to implement the remediation measures and internal controls established during 2005.

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

On March 30, 2006, the Company issued 50,000 restricted shares to an accredited investor in return for his assistance in raising capital and providing short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services and consideration for providing the short term loans was an aggregate of $11,500 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

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

Dated: September 22, 2006

AIRBEE WIRELESS, INC.

By: /s/ Sundaresan Raja

Sundaresan Raja
Chief Executive Officer
(Principal Executive Officer)

By: /s/ E. Eugene Sharer

E. Eugene Sharer
Interim Principal Financial Officer