Form 10QSB/A
period 2006-06-30
Airbee Wireless, Inc.
filed 2006-10-04
CIK 1297533

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
JUNE 30, 2006 AND 2005
(UNAUDITED)

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)

Restated
2006
ASSETS

Current Assets:
Cash and cash equivalents	$69,630
Accounts receivable	65,820
Prepaid expenses and other current assets	6,677

Total Current Assets	142,127

Fixed assets, net of depreciation	75,034

Intangible assets	709,770
Deferred financing costs	23,187
Other assets	38,868
771,825

TOTAL ASSETS	$988,986

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Notes payable - related party	$85,903
Notes payable - other	428,583
Montgomery settlement liability	481,202
Fair value of derivatives	834,716
Warrants liability	537,997
Accounts payable and accrued expenses	1,202,564

Total Current Liabilities	3,570,965

Long-term Liabilities:
Convertible debentures, net of discount of $262,500	87,500

Total Long-term Liabilities	87,500

Total Liabilities	3,658,465

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock, $.00004 Par Value; 200,000,000 shares authorized;
88,098,631 shares issued, 13,586,956 shares held in escrow;
73,514,630 outstanding	2,940
Additional paid-in capital	6,128,819
Unearned compensation	(30,538)
Other accumulated comprehensive loss	725
Accumulated deficit	(8,568,594)
(2,466,648)
Less: stock subscription receivable	-
Less: treasury stock, 997,045 shares at cost	(202,831)
Total Stockholders' Deficit	(2,669,479)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$988,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	Restated	Restated	Restated	Restated
	2006	2005	2006	2005

OPERATING REVENUES
Sales	$127,800	$1,021	76,200	1,021

COST OF SALES	731	-	731	-

GROSS PROFIT	127,069	1,021	75,469	1,021

OPERATING EXPENSES
Compensation and professional fees	904,741	764,352	357,521	517,926
Stock option compensation expense	1,227,630	-	212,489	-
Research and development	-	221,960	-	9,890
Selling, general and administrative expenses	286,557	330,978	156,402	268,849
Bad debt	-	536,495	-	536,495
Depreciation and amortization	24,154	26,896	12,098	23,814
Total Operating Expenses	2,443,082	1,880,681	738,510	1,356,974

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,316,013)	(1,879,660)	(663,041)	(1,355,953)

OTHER INCOME (EXPENSE)
Gain on derivatives	508,628	-	81,096	-
Interest income	119		119	-
Interest expense	(164,703)	(110,176)	(99,963)	(81,602)
Total Other Income (Expense)	344,044	(110,176)	(18,748)	(81,602)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,971,969)	(1,989,836)	(681,789)	(1,437,555)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,971,969)	$(1,989,836)	$(681,789)	$(1,437,555)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.03)	$(0.05)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	64,845,540	42,803,263	68,019,442	43,746,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

Balance, Dectember 31, 2005	$734

Loss on foreign currency translations	(9)

Balance, June 30, 2006	$725

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Restated	Restated
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,971,969)	$(1,989,836)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Depreciation and amortization	24,154	26,896
Provision for bad debts	-	536,495
Common stock issued for services	159,600	296,053
Common stock issued for compensation	55,000	13,000
Gain on valuation of derivatives	(508,628)	-
Amortization of derivative discounts	31,564	-
Stock options vested during period	1,227,630	-
Amortization of financing fees	7,728	-
Gain (loss) on foreign currency translations	(9)	6
Amortization of unearned compensation	7,984	6,874

Changes in assets and liabilities
Decrease in accounts receivable	(55,820)	-
(Increase) decrease in prepaid expenses and other assets	38,989	(619,765)
(Increase) in other assets	(11,154)	-
Increase in accounts payable and
and accrued expenses	265,586	566,512
Total adjustments	1,242,624	826,071

Net cash (used in) operating activities	(729,345)	(1,163,765)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(35,618)	(100,329)
Acquisitions of fixed assets	(17,561)	(24,620)

Net cash (used in) investing activities	(53,179)	(124,949)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Restated	Restated
	2006	2005

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issuances	$156,400	$503,559
Proceeds from stock subscriptions receivable	127,500	-
Proceeds from notes payable - other	425,000	750,000
Proceeds from derivative notes payable	115,000	-
Proceeds from stock option exercise	400	-
Payment on notes payable - related party, net	-	(16,215)
Payments for issuance costs	-	(25,000)
Excess tax benefits from share-based payment arrangement	430,000	-

Net cash provided by financing activities	1,254,300	1,212,344

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	41,776	(76,370)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	27,854	87,362

CASH AND CASH EQUIVALENTS - END OF PERIOD	$69,630	$10,992

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$17,500	$30,270
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Common stock issued for compensation	$55,000	$13,000

Common stock issued for services	$159,600	$296,053

Common stock issued for issuance costs	$-	$740,000

Stock options vested during period	$1,227,630	$-

Conversion of note payable - other and accrued interest to common stock	$113,085	$-

Use of pledged collateral for settlement of note payable and accrued interest	$226,509	$-

Conversion of related party notes payable, accrued salaries payable and accrued interest to common stock	$1,870,972	$-

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The condensed consolidated interim financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $8.7 million as of June 30, 2006. The Company’s operations have been financed primarily through a combination of issued equity and debt. For the six months ended June 30, 2006, the Company had a net loss of approximately $2,067,923 and cash used in operations of approximately $729,345.

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

Deferred Financing Costs

Deferred financing costs were incurred in connection with the convertible debenture with Montgomery (see discussion in Note 5). These costs will be amortized over the life of the convertible debenture (24 months). During the six months ended June 30, 2006, the Company recognized $78,366 in deferred financing costs.

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

Derivative Instruments

The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivatives. The Company accounts for these derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the condensed consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense). As of June 30, 2006, the fair value of the derivatives was $719,716, a decrease of $319,990 from December 31, 2005. The Company has recorded a net gain on derivatives in the Other Income (Expense) section of its Condensed Consolidated Statements of Operations.

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

	Six Months Ended
	06/30/06	06/30/05

Net loss, as reported	$(1,971,969)	$(1,989,836)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,227,630	0

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,227,630)	(1,564,200)

Net income, pro forma	$(1,971,969)	$(3,554,036)

Earning per share:

Basic, as reported	$(0.03)	$(0.08)

Basic, pro forma	$(0.03)	$(0.08)

Diluted, as reported	$(0.03)	$(0.08)

Diluted, pro forma	$(0.03)	$(0.08)

For the purpose of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	June 30, 2006	June 30, 2005

Dividend yield	0.0%	0.0%

Expected volatility	149.07%	80.14%

Risk-free interest rate	4.0%	4.0%

Expected life in years	3. 5 - 4.75	4.0 -4.92

The following table summarizes the stock option activity for the six months ended June 30, 2006:

		June 30, 2006	Weighted
		Weighted	Average
		Average	Contractual
	Shares	Exercise Price	Term (Years)

Outstanding, December 31, 2005	40,490,010	0.2050

Options granted	3,465,000	0.3200

Options reinstated	—	—

Options exercised	10,000,000	$0.00004	1.12603

Options forfeited or expired	—	—	—

Outstanding June 30, 2006	33,955,010	0.2771	4.2202

Options exercisable, June 30, 2006	16,797,510	0.2769	4.2362

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

NOTE 5- DEBT

Note Payable - Other

On April 20, 2005, the Company executed a promissory note for $750,000 to Montgomery Equity Partners, Ltd. Pursuant to the terms of the promissory note, Montgomery Equity Partners disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 was to be disbursed to the Company after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board. The promissory note was secured by substantially all of the assets of the Company and shares of stock of an affiliate of the Company. The promissory note had a one-year term and accrued interest monthly at 24% per year. The Company had difficulty meeting the payment schedule called for by the promissory note and by virtue of a settlement with the lender, the obligation, which together with interest and liquidated damages totaled $937,500, is being repaid by the affiliate’s collateral. Because the settlement with the lender permits it to take any action necessary to recover any deficiency should liquidation of the pledged shares fail to recoup the entire agreed payoff amount, the Company continues to recognize this liability on its balance sheet. As of June 30, 2006, the lender has sold 1,541,194 of the 9.4 million pledged shares and realized net proceeds of $456,298, leaving an outstanding balance of $481,202, which appears as Montgomery settlement liability on the balance sheet.

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

Bridge Loan Derivatives

Between April 16, 2006 and May 5, 2006, five accredited investors accepted the Company’s term sheet for convertible senior secured bridge loans by providing a total of $115,000 cash to the Company. The terms of these bridge loans are: interest at 12% per annum, compounded monthly; repayable in ninety (90) days but the Company has the option of extending for another 30 days for a fee of 8% of the amount provided the Company; these five accredited investors have the option to convert their bridge loans to restricted shares of common stock at an exercise price of the lower of the average closing bid price of the Company’s stock for the five trading days preceding the date of the conversion or the market price of the stock on the trading day preceding the conversion. The Company exercised its option to extend the term for an additional thirty (30) days for these five loans. If the bridge loans are not repaid or converted by the end of their terms plus the optional extension, the Company will pay a penalty of 10% of the dollar value of the amount outstanding; the Company will pay an additional 10% penalty for each quarter thereafter that the bridge loans remain unpaid. These five accredited investors also received warrants to purchase common stock at the ratio of 1 common share for each $2.00 loaned. All warrants have a three year term and an exercise price of $0.50 per share. The warrants and any shares converted have piggyback registration rights. As a result of the conversion rights, the Company recorded these bridge loans as a derivative liability valued at $115,000.

NOTE 6- PROMISSORY NOTES - RELATED PARTY

On March 12, 2003 and April 30, 2003, Sundaresan Raja advanced approximately $22,412 and $17,591, respectfully, to Airbee Wireless (India) Pvt. Ltd. (“Airbee India”), the Company’s wholly-owned subsidiary in India. Airbee India has issued Mr. Raja a promissory note due on demand. The note accrues interest at 11.25% per year, which is below the local Indian market rates of 14% to 16%. On June 20, 2005, Mr. Raja advanced approximately $11,100 to Airbee India, which has issued Mr. Raja another demand promissory note. This note accrues interest at 12.0% per year, which is below the local Indian market rates of 14% to 16%. At June 30, 2006, $52,925 was due under the notes, which includes accrued interest of $18,153. The Company has guaranteed repayment of the advances.

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

On June 5, 2006, the Company issued 98,182 restricted shares to an accredited investor in return for his assistance in providing short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors to provide the bridge loans more fully described in Note 5. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was of $18,556 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

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

The Company restated its condensed consolidated financial statements for the six months ended June 30, 2005 to recognize an additional $61,455 in research and development costs that was improperly capitalized in 2005. An additional $5,050 in amortization expense was recognized as the result of a change in accounting policy reducing the amortization period of the Company’s intellectual property from sixteen years (the life of a patent) to five years (the estimated life of software). These changes have increased the loss for the six months ended June 30, 2005 to $1,989,836 and the accumulated deficit during the development stage to $4,804,202.

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

Operating expenses for the three months ended June 30, 2006 were $738510 as compared to $1,356,974 for the three months ended June 30, 2005, a decrease of 46% or $618,464. This decrease, as further explained below, is principally due to decreases in bad debt expense, research and development costs, selling, general and administrative expenses, and depreciation and amortization which more than offset an increase in compensation and professional fees.

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

We have incurred an accumulated deficit at June 30, 2006 of $8,568,594 compared to $4,737,697 at June 30, 2005. We had negative working capital at June 30, 2006 of $3,428,838 compared to negative working capital of $2,689,332 at June 30, 2005. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

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

With regard to our current liabilities at June 30, 2006, $104,056 is payable to related note holders who have deferred repayment (one has deferred interest as well). Trade payables at June 30, 2006 of $753,664 are outstanding and will be paid as they come due or as payment may be extended by agreement of the parties. One vendor, MindTree Consulting Pvt. Ltd. (“MindTree”), accounted for 53% of the Company’s accounts payable. MindTree provided services to the Company under a Time and Materials Contract dated March 30, 2005 (the T&M Contract”). On a monthly basis, MindTree invoiced the Company for work it performed. Payment terms were net 30 days. The Company was unable to pay the invoices as they became due and, by informal agreement, extended the repayment terms monthly. On December 15, 2005, the Company entered into a written agreement with MindTree by which it agreed to pay MindTree $200,000 on or before December 23, 2005 and $100,000 per month on the last business day of each succeeding month until the outstanding indebtedness of approximately $580,000 was fully paid. The Company’s performance was secured by the software code (the “Intellectual Property”) MindTree developed under the T&M Contract. If the Company defaulted in making any payment when due and such default was not cured within five business days after receipt of a notice of default, MindTree would be entitled to co-own the Intellectual Property, with any revenue the Company realized from the Intellectual Property during the co-ownership period to be split 50-50 with MindTree. To date, the Company has paid MindTree $200,000 pursuant to this agreement. As of August 7, 2006, the Company is behind in making the scheduled payments. MindTree has not yet issued any notice of default and has extended the deadline to substantially complete the repayment until October 31, 2006.

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

During the second quarter of 2006, we received an aggregate of $60,000 from accredited investors in consideration of 301,263 shares of our common stock and 120,504 common stock purchase warrants. The proceeds were used to pay down current payables. We also received $500,000 in 90-day bridge loans ($115,000 of which are convertible) and issued 635,000 common stock purchase warrants.

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

The operating leases reported here are limited to the lease for office space in Chennai, India for our India subsidiary. We have signed a three-year lease for 6,000 sq. ft. of office space expiring on June 30, 2009. The rent is approximately $4,266 per month with 10% increases in the second and third years of the lease.

We have no capital lease obligations as defined in FASB Statement of Accounting Standards No. 13, “Accounting for Leases” nor do we have any other long-term liabilities reflected on the balance sheet under generally accepted accounting principles in the United States.

	Payments due by period
Contractual Obligations	Total	Less than 1year	1 - 3years	3 - 5years	More than 5 years

Purchase Obligations (employment contracts)*	$1,246,667	897,500	349,167	—	—

Long-Term Debt Obligations	$350,000	—	350,000	—	—

Operating Lease Obligations **	$169,451	51,192	118,259	—	—

Capital Lease Obligations	$—	—	—	—	—

Other Long-Term Liabilities Reflected on Balance Sheet under GAAP	$—	—	—	—	—

*	Employment contracts with senior executives ranging in length from 1 year to 3 years, expiring on various dates from December 31, 2006 through May 15, 2008.

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

During the period covered by this report, the Company continued to remediate previously disclosed internal control deficiencies (improper amortization of capitalized intellectual property costs and accounting for unearned compensation arising from the issuance of stock options below market value) first identified during the third quarter 2005. Prior to going public the Company amortized capitalized intellectual property costs and accounted for unearned compensation arising from the issuance of stock options below market value contrary to the requirements of SFAS 86 and SFAS 123, respectively, as such accounting methods were not required by a private entity. Subsequent to going public, the Company’s controller recognized the necessity to account for these items in accordance with SFAS 86 and SFAS 123. In addition, an internal control deficiency was discovered during the first quarter 2006 by the Company’s controller as a result of the Company’s failure to account for convertible instruments and derivatives under SFAS 133, SFAS 150 and EITF 00-19.

The Company’s interim chief financial officer and controller have worked diligently to properly account for convertible instruments and derivatives and will consult with outside consultants on an as-needed basis to enable the Company to make the proper disclosures. As previously disclosed, the Company hired a controller in May 2005 to identify, remediate and eliminate prior internal control and disclosure control deficiencies. The controller is a CPA and has experience in accounting and disclosure procedures for public companies. The Company’s India subsidiary also hired a chartered accountant (equivalent to US CPA) who was also a certified corporate secretary as its finance manager in August 2005. The Company has implemented an accounting analysis procedure that requires all transactions, including but not limited to transaction similar to the deficiencies above, be analyzed by an employee of the Company in accordance with SEC public reporting standards. While the Company has implemented an Account analysis procedure and hired additional personnel, the aforementioned material weaknesses will not be considered remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. The Company expects to complete its analysis by the end of the fiscal year ending December 31, 2006. Cost of the controller and finance manager and the practices implemented thus far are approximately $120,000 per year, consisting mainly of the controller’s and finance manager’s salaries and the public reporting costs of additional disclosure.

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

On June 5, 2006, the Company issued 98,182 restricted shares to an accredited investor in return for his assistance in providing short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors to provide the bridge loans more fully described in Note 5. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was of $18,556 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

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