Form 10QSB
period 2006-09-30
Airbee Wireless, Inc.
filed 2006-11-14
CIK 1297533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 77,360,769 shares of Common Stock par value of $0.00004 as of October 30, 2006,

Transitional Small Business Disclosure Form (check one): Yes ☐   No ☒

AIRBEE WIRELESS, INC.

FORM 10-QSB

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(UNAUDITED)

2006
ASSETS
Current Assets:
Cash and cash equivalents	$11,436
Prepaid expenses and other current assets	49,625

Total Current Assets	61,061

Fixed assets, net of depreciation	145,366

Intangible assets	704,858
Deferred financing costs	19,323
Other assets	59,098
783,279

TOTAL ASSETS	$989,706

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Notes payable - related party	$96,061
Notes payable - other	635,663
Montgomery settlement liability	320,475
Fair value of derivatives	710,833
Warrants liability	537,602
Accounts payable and accrued expenses	1,457,065

Total Current Liabilities	3,757,699

Long-term Liabilities:
Convertible debentures, net of discount of $218,750	131,250

Total Long-term Liabilities	131,250

Total Liabilities	3,888,949

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock, $.00004 Par Value; 200,000,000 shares authorized;
90,176,353 shares issued, 13,586,956 shares held in escrow;
75,592,352 outstanding	3,024
Additional paid-in capital	6,624,327
Unearned compensation	(26,546)
Other accumulated comprehensive income	724
Accumulated deficit	(9,297,941)
(2,696,412)
Less: stock subscription receivable	-
Less: treasury stock, 997,045 shares at cost	(202,831)
Total Stockholders' Deficit	(2,899,243)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$989,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
		Restated		Restated
	2006	2005	2006	2005

OPERATING REVENUES
Sales	$127,800	$1,021	-	-

COST OF SALES	1,092	-	361	-

GROSS PROFIT	126,708	1,021	(361)	-

OPERATING EXPENSES
Compensation and professional fees	1,447,550	1,108,252	542,809	343,900
Stock option compensation expense	1,254,956	-	27,326	-
Research and development	-	173,017	-	12,512
Selling, general and administrative expenses	386,407	445,811	99,850	114,833
Bad debt	-	521,416	-	(15,079)
Depreciation and amortization	40,841	101,165	16,687	74,269
Total Operating Expenses	3,129,754	2,349,661	686,672	530,435

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,003,046)	(2,348,640)	(687,033)	(530,435)

OTHER INCOME (EXPENSE)
Gain on derivatives/warrants	724,904	-	216,276	-
Interest income	119	-	-	-
Interest expense	(423,293)	(327,163)	(258,590)	(216,987)
Total Other Income (Expense)	301,730	(327,163)	(42,314)	(216,987)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,701,316)	(2,675,803)	(729,347)	(747,422)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(2,701,316)	$(2,675,803)	$(729,347)	$(747,422)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.04)	$(0.06)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	67,728,836	43,702,551	74,124,876	45,471,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

Balance, December 31, 2005	$734

Loss on foreign currency translations	(10)

Balance, September 30, 2006	$724

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

		Restated
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,701,316)	$(2,675,803)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Depreciation and amortization	40,841	101,165
Provision for bad debts	-	536,495
Common stock issued for services	341,267	298,994
Common stock issued for compensation	55,000	13,000
Use of pledged collateral for settlement of interest expense	-	150,000
Gain on valuation of derivatives	(443,213)	-
Amortization of derivative discounts	131,250	-
Stock options vested during period	1,254,956	-
Amortization of financing fees	11,592	-
(Loss) on foreign currency translations	(10)	(2,401)
Amortization of unearned compensation	11,976	10,382
Extension and late payment fees on bridge loans	92,663	-
Use of pledged collateral for settlement of note payable and interest expense	(387,236)	-
Excess tax benefits from share-based payment arrangement	(439,235)	-

Changes in assets and liabilities
Decrease in accounts receivable	10,000	-
(Increase) decrease in prepaid expenses and other assets	36,041	(95,258)
(Increase) in other assets	(31,384)	(536,446)
Increase in accounts payable and
and accrued expenses	490,245	1,049,415
Total adjustments	1,174,753	1,525,346

Net cash (used in) operating activities	(1,526,563)	(1,150,457)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(38,256)	(426,586)
Acquisitions of fixed assets	(97,030)	(26,503)

Net cash (used in) investing activities	(135,286)	(453,089)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

		Restated
	2006	2005

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issuances	$480,296	$670,559
Proceeds from stock subscriptions receivable	127,500	-
Proceeds from notes payable - other	483,000	850,000
Proceeds from derivative notes payable	115,000	-
Proceeds from stock option exercise	400	-
Payment on notes payable - related party, net	-	37,243
Excess tax benefits from share-based payment arrangement	439,235
Payments for issuance costs	-	(25,000)

Net cash provided by financing activities	1,645,431	1,532,802

NET (DECREASE) IN
CASH AND CASH EQUIVALENTS	(16,418)	(70,744)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	27,854	87,362

CASH AND CASH EQUIVALENTS - END OF PERIOD	$11,436	$16,618

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$30,625	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Common stock issued for compensation	$55,000	$13,000

Common stock issued for services	$341,267	$298,994

Common stock issued for issuance costs	$-	$740,000

Stock options vested during period	$1,254,956	$-

Conversion of note payable - other and accrued interest to common stock	$113,085	$-

Use of pledged collateral for settlement of note payable, accrued interest and settlement of interest expense	$387,236	$937,500

Conversion of related party notes payable, accrued salaries payable and accrued interest to common stock	$1,870,972	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The condensed consolidated interim financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $9.3 million as of September 30, 2006. The Company’s operations have been financed primarily through a combination of issued equity and debt. For the nine months ended September 30, 2006, the Company had a net loss of approximately $2,701,316 and cash used in operations of approximately $1,526,563.

The Company regularly evaluates its working capital needs and existing burn rate to make appropriate adjustments to operating expenses. On December 29, 2005, the Company executed a $500,000 convertible debenture with Montgomery by which Montgomery disbursed $350,000 to the Company with the remaining $150,000 to be disbursed two days before the Company files a Form SB-2 with the U.S. Securities and Exchange Commission provided the Company’s stock is traded on the OTC Bulletin Board. The convertible debenture has a two-year term and accrues monthly interest at 15% per year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Airbee Wireless (Pte.) Ltd., located in Singapore, and Airbee Wireless (India) Pvt. Ltd., located in India, for the nine months ended September 30, 2006 and 2005 respectively. All significant inter-company accounts and transactions have been eliminated in consolidation. Accounts denominated in non-U.S. currencies have been re-measured using the U.S. Dollar as the functional currency.

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at September 30, 2006. Accounts receivable are generally due within thirty (30) days and collateral is not required.

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

The software serves as the core code (i.e., one of the key building blocks) for current and future products that must comply with both of these international standards. Hence, core software based upon the global standards of IEEE and ZigBee to enable the rest of our software to function has an undefined, but not necessarily infinite, useful life. Management, with the assistance of its technical staff, determined that this specific intellectual property relating to Airbee UltraLitetm should be amortized beginning with the second quarter of 2005 in accordance with SFAS No. 86. The Company plans to begin amortizing the capitalized R&D costs related to our ZigBee stack (the MAC, Network and Security layers) when the software is available for general release. The status of that intellectual property is reviewed for impairment annually or more frequently if events and circumstances indicate that the asset may be impaired. The Company believes that at this point in time, impairment is impractical because (a) the IEEE 802.15 global standard was only finalized in October 2003; (b) the ZigBee global standard was only finalized on December 14, 2004; and (c) the Company’s software written in conformity with both global standards is vital to making the rest of its software function and therefore be in compliance with these global standards.

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

Deferred Financing Costs

Deferred financing costs of $30,915were incurred in connection with the convertible debenture with Montgomery (see discussion in Note 5). These costs will be amortized over the life of the convertible debenture (24 months). During the nine months ended September 30, 2006, the Company amortized $11,592 in deferred financing costs.

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

Income Taxes

Income tax benefit is computed on the pretax loss based on current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and its financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three month period ended September 30, 2006 and 2005.

Advertising

The Company’s policy is to expense the costs of advertising as incurred. The Company had no such cost for the nine month period ended September 30, 2006 and 2005 respectively.

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at September 30, 2006 and 2005 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred losses since inception as a result of funding its research and development, including the development of its intellectual property portfolio which is key to its core products.

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30, 2006	September 30, 2005
Net Loss	(2,701,316)	(2,675,803)
Weighted-average common shares outstanding (Basic)	67,728,836	43,702,551
Weighted-average common stock Equivalents:
Stock options	—	—
Warrants	—	—
Weighted-average common shares outstanding (Diluted)	67,728,836	43,702,551

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

Derivative Instruments

The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivatives. The Company accounts for these derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the condensed consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative/warrants, a separate component of the other income (expense).

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

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. Amortization expense for the nine months ended September 30, 2006 and 2005 was $11,976 and $10,311, respectively.

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

	Nine Months Ended
	9/30/06	9/30/05

Net loss, as reported	(2,701,316)	(2,675,803)

Add: Stock-based employee compensation expense included in reported net income,
net of related tax effects	1,254,956	-

Deduct: Total stock-based employee compensation expense determined under fair value
based method for all awards, net of related tax effects	(1,254,956)	(5,987,688)

Net income, pro forma	(2,701,316)	(8,663,491)

Earnings per share:

Basic, as reported	$(0.04)	$(0.20)

Basic, pro forma	$(0.04)	$(0.20)

Diluted, as reported	$(0.04)	$(0.20)

Diluted, pro forma	$(0.04)	$(0.20)

For the purpose of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	9/30/06	9/30/05

Dividend yield	0.00%	0.00%

Expected volatility	156.59%	136.58%

Risk-free interest rate	4.00%	4.00%

Expected life in years	3.25 - 4.50	3.75 - 4.67

The following table summarizes the stock option activity for the nine months ended September 30, 2006:

		Sept. 30, 2006	Weighted
		Weighted	Average
		Average	Contractual
	Shares	Exercise Price	Term (Years)

Outstanding, December 31, 2005	40,490,010	0.2050

Options granted	3,465,000	0.3200

Options reinstated	-	-

Options exercised	10,000,000	0.00004	1.12603

Options forfeited or expired	-	-	-

Outstanding, September 30, 2006	33,955,010	0.2771	4.0998

Options exercisable, September 30, 2006	16,672,510	0.2769	4.1189

Product Warranty

The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the nine months ended September 30, 2006 and 2005, respectively.

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

The identifiable intangible assets presented on the condensed consolidated balance sheet represent the intellectual property that was capitalized post-technological feasibility. Management will continue to monitor and assess any impairment charges against those assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Beginning with the second quarter of 2005, the Company began amortizing its intellectual property costs over a five year period. The amount amortized for the nine months ended September 30, 2006 is $22,650.

The main components of intangible assets are as follows:

	Nine Months Ended September 30, 2006
	Gross Carrying Amount	Accumulated Amortization

Intellectual Property	152,569	45,300

Capitalized Research & Development	597,589	-

Total Intangible Assets	750,158	45,300

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements,(“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”) . This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not yet analyzed the impact FAS 158 will have on its financial condition, results of operations, cash flows or disclosures.

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

NOTE 4- FIXED ASSETS

Fixed assets as of September 30, 2006 consist of the following:

Computer and office equipment	$132,1235
Leasehold improvements	51,503
Less: accumulated depreciation and amortization	(38,260)
Net book value	$145,366

Depreciation expense for the nine months ended September 30, 2006 and 2005 was $18,191 and $10,885, respectively.

NOTE 5- DEBT

Montgomery Settlement Liability

On April 20, 2005, the Company executed a promissory note for $750,000 to Montgomery Equity Partners, Ltd. Pursuant to the terms of the promissory note, Montgomery Equity Partners disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 was to be disbursed to the Company after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board. The promissory note was secured by substantially all of the assets of the Company and shares of stock of an affiliate of the Company. The promissory note had a one-year term and accrued interest monthly at 24% per year. The Company had difficulty meeting the payment schedule called for by the promissory note and by virtue of a settlement with the lender, the obligation, which together with interest and liquidated damages totaled $937,500, is being repaid by the affiliate’s collateral. Because the settlement with the lender permits it to take any action necessary to recover any deficiency should liquidation of the pledged shares fail to recoup the entire agreed payoff amount, the Company continues to recognize this liability on its balance sheet. As of September 30, 2006, the lender has sold 2,558,844 of the 9.4 million pledged shares and realized net proceeds of $617,025, leaving an outstanding balance of $320,475, which appears as Montgomery settlement liability on the balance sheet.

Note Payable- Other

In September 2005, a former director loaned the Company $100,000 in return for an unsecured demand promissory note. The terms of the note provide for interest at 6.5% per annum. Payment of the note is guaranteed by an affiliate of the Company. On September 19, 2006, the Company issued its promissory note for $100,000 due December 31, 2006 to replace the prior note. The terms of the note provide for interest at 10.0% per annum. The note is secured by 555,555 pledged shares of stock which are held by an escrow agent pursuant to a written escrow agreement.
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

On May 18, 2006, a shareholder accepted the Company’s term sheet for senior secured bridge loan by providing a total of $385,000 in cash to the Company. The terms of this bridge loan are: interest at 12% per annum, compounded monthly; repayable in ninety (90) days but the Company has the option of extending for another 30 days for a fee of 8% of the amount provided the Company. If the bridge loan remained unpaid at the end of 90 or 120 days if the Company extended the term, the Company was to pay a 10% penalty plus an additional 10% for every quarter the loan remained unpaid The shareholder also received 577,500 warrants to purchase common stock exercisable over three years at $0.50 per share. The Company valued these warrants using the Black-Scholes option pricing model resulting in a discount on debt of $84,626 which was amortized over the life of the bridge loan (90 days). The Company extended the term for 30 days but failed to repay the loan and therefore incurred the 10% penalty. The total amount due at September 30, 2006 is $477,663.

In July 2006, an individual loaned the Company $58,000 in return for an unsecured promissory note due March 31, 2007. The terms of the note provide for interest at 8% per annum.

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

The convertible debenture is secured by substantially all of the assets of the Company, pledged shares of stock of three affiliates of the Company, and 13.5 million pledged shares of stock. The pledged shares are held by an escrow agent pursuant to a written escrow agreement. The convertible debenture has a two-year term and accrues interest monthly at 15% per year. In connection with this transaction, the Company executed an Investor Registration Rights Agreement by which it agreed to file a registration statement with the SEC for at least the pledged shares held by the escrow agent and the 2 million warrants. The registration statement was to be filed within 30 days of the execution of the convertible debenture and declared effective within 90 days of filing. Failure to file or be declared effective within the agreed timeframe subjected the Company to liquidated damages equal to two percent (2%) of the liquidated value of the convertible debenture for each thirty (30) day period after the scheduled filing or effective date deadline. By written agreement, these deadlines have been extended. The Company had until September 30, 2006 to file the registration statement which must be declared effective no later than December 31, 2006. On September 29, 2006, the Company filed the registration statement .

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the conversion feature associated with the $500,000 convertible debenture represents an embedded derivative. The Company has recognized the embedded derivative in the amount of $334,997 as a liability in the accompanying condensed consolidated balance sheet and has measured it at its estimated fair value. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock	$0.2000
Exercise price	$0.13
Dividend yield	0.00%
Risk free interest rate	4.00%
Expected volatility	123%
Expected life	1.25 Years

As of September 30, 2006, the freestanding warrants with a variable exercise price (derivatives) and fixed warrants issued in connection with the $500,000 convertible debenture have been valued at $219,002 and $99,547, respectively based on a Black-Scholes pricing model using the following assumptions:
Fair market value of stock	$0.2000
Exercise price	$0.13
Dividend yield	0.00%
Risk free interest rate	4.00%
Expected volatility	123%
Expected life	2.25 Years

Changes in the fair value of the embedded and freestanding warrants with a variable price (derivatives) are calculated at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense). As of September 30, 2006, the fair value of the embedded and freestanding derivatives had decreased by $472,082 from its fair value at December 31, 2005 of $1,039,046.

The allocation of the proceeds of the convertible debenture to the warrants with a fixed exercise price and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $109,597 and $240,403, respectively. The discount on debt of $350,000 is being amortized to interest through December 31, 2007 using the effective interest method. Interest expense recognized in the nine months ended September 30, 2006 is $131,250. The unamortized discount on debt at September 30, 2006 is $218,750.

Bridge Loan Derivatives

Between April 16, 2006 and May 5, 2006, five accredited investors accepted the Company’s term sheet for convertible senior secured bridge loans by providing a total of $115,000 cash to the Company. The terms of these bridge loans are: interest at 12% per annum, compounded monthly; repayable in ninety (90) days but the Company has the option of extending for another 30 days for a fee of 8% of the amount provided the Company; these five accredited investors have the option to convert their bridge loans to restricted shares of common stock at an exercise price of the lower of the average closing bid price of the Company’s stock for the five trading days preceding the date of the conversion or the market price of the stock on the trading day preceding the conversion. The Company exercised its option to extend the term for an additional thirty (30) days for these five loans. If the bridge loans are not repaid or converted by the end of their terms plus the optional extension, the Company will pay a penalty of 10% of the dollar value of the amount outstanding; the Company will pay an additional 10% penalty for each quarter thereafter that the bridge loans remain unpaid. These five accredited investors also received warrants to purchase common stock at the ratio of 1 common share for each $2.00 loaned. All warrants have a three year term and an exercise price of $0.50 per share. The warrants and any shares converted have piggyback registration rights. The Company has not repaid the bridge loans. As a result of the conversion rights, the Company recorded these bridge loans as a derivative liability valued at $156,834.

NOTE 6- NOTES PAYABLE- RELATED PARTY

On March 12, 2003 and April 30, 2003, Sundaresan Raja advanced approximately $22,412 and $17,591, respectfully, to Airbee Wireless (India) Pvt. Ltd. (“Airbee India”), the Company’s wholly-owned subsidiary in India. Airbee India has issued Mr. Raja a promissory note due on demand. The note accrues interest at 11.25% per year, which is below the local Indian market rates of 14% to 16%. On June 20, 2005, Mr. Raja advanced approximately $11,100 to Airbee India, which has issued Mr. Raja another demand promissory note. This note accrues interest at 12.0% per year, which is below the local Indian market rates of 14% to 16%. At September 30, 2006, $52,925 was due under the notes, which includes accrued interest of $25,187. The Company has guaranteed repayment of the advances.

Airbee India has also issued demand promissory notes to Ram Satagopan in exchange for funds advanced to the Airbee India. This note accrues interest at 12.0% per year, which is below the local Indian market rates of 14% to 16%. At September 30, 2006, approximately $52,041 was due under the notes. The Company is current with its interest payments to Mr. Satagopan.

Various other related party demand notes payable with interest rates ranging from 12% to 16% have a principal balance of $16,282 as of September 30, 2006.

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

At September 30, 2006 and 2005, deferred tax assets consist of the following:

	September 30, 2006	September 30, 2005
Deferred tax asset	$3,254,279	$1,921,559
Less: valuation allowance	(3,254,279)	(1,921,559)
	$—	$—

At September 30, 2006 and 2005, the Company had accumulated deficits in the approximate amount of $9,297,941 and $5,490,169, respectively, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2006 consist of the following:

Sept. 30, 2006

Accounts payable	$812,109

Accrued salaries payable	507,019

Withholding taxes payable	53,437

Accrued interest payable	44,152

Accrued expenses	40,000

Other	348

Total	$1,457,065

Trade payables are paid as they become due or as payment terms are extended with the consent of the vendor. At September 30, 2006, one vendor, MindTree Consulting Pvt. Ltd. (“MindTree”) accounted for 49% of the Company’s accounts payable. The Company and MindTree have entered into a repayment agreement more fully described in Note 10. The Company classifies 5% of its trade payables as current (under 30 days), 7% are between 31-90 days, 7% are between 91-150 days, and 81% are over 150 days.

NOTE 9- STOCKHOLDERS’EQUITY

The Company has 200,000,000 shares of common stock authorized at September 30, 2006 with a par value of $0.00004.

At September 30, 2006, the Company has 90,176,353 common shares issued, 13,586,956 common shares held in escrow, 997,045 common shares in treasury and 75,592,352 common shares outstanding.

The following stock transactions occurred in the third quarter of 2006:

On September 7, 2006, the Company issued 1,000,000 restricted shares of stock to an organization for services valued at $170,000 at the time of issuance. The shares were issued in return for providing investor relations and public relations services. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

Throughout the quarter ended September 30, 2006, the Company issued 1,077,722 restricted shares of common stock to 10 accredited investors for cash totaling $189,000. In addition, the Company issued 718,901 warrants to these investors at a strike prices ranging between $0.40 and $0.49 per share. The warrants will expire at varying dates from January 7, 2008 through March 27, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

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

Lease Agreements

A subsidiary, Airbee Wireless (India) Pvt. Ltd., entered into a three-year lease agreement for 6,000 sq. ft. of office space in Chennai, India for a term commencing July 1, 2006. Monthly rent in the US Dollar equivalent is $4,266 for the first year of the lease, increasing 10% each succeeding year.

Repayment Agreement

MindTree Consulting Pvt. Ltd. (“MindTree”), an India corporation, provided services to the Company under a Time and Materials Contract dated March 30, 2005 (the T&M Contract”). On a monthly basis, MindTree invoiced the Company for work it performed. Payment terms were net 30 days. The Company was unable to pay the invoices as they became due and, by informal agreement, extended the repayment terms monthly. On December 15, 2005, the Company entered into a written agreement with MindTree by which it agreed to pay MindTree $200,000 on or before December 23, 2005 and $100,000 per month on the last business day of each succeeding month until the outstanding indebtedness of approximately $580,000 was fully paid. The Company’s performance was secured by the software code (the “Intellectual Property”) MindTree developed under the T&M Contract. If the Company defaulted in making any payment when due and such default was not cured within five business days after receipt of a notice of default, MindTree would be entitled to co-own the Intellectual Property, with any revenue the Company realized from the Intellectual Property during the co-ownership period to be split 50-50 with MindTree. If full payment is made on or before April 30, 2006, full ownership of the Intellectual Property reverts to the Company. This deadline has been extended to January 31, 2007.

To date, the Company has paid MindTree $200,000 pursuant to this agreement. MindTree has not yet issued any notice of default. The amount due MindTree as of September 30, 2006 is $400,091.

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

The discovery phase of this case began in August of 2006.

NOTE 11- GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2005 and 2004 and for the nine month period ended September 30, 2006. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to satisfy past due obligations, support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 12- RESTATEMENT

The Company restated its condensed consolidated financial statements for the nine months ended September 30, 2005 to recognize an additional $61,455 in research and development costs that was improperly capitalized in 2005. An additional $10,100 in amortization expense was recognized as the result of a change in accounting policy reducing the amortization period of the Company’s intellectual property from sixteen years (the life of a patent) to five years (the estimated life of software). These changes have increased the loss for the nine months ended September 30, 2005 to $2,675,803 and the accumulated deficit during the development stage to $5,551,624.

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

•
We had a $2,701,316 net loss before provision for income taxes in the first nine months of 2006. Accounting rules drove much of this loss, most of which was non-cash. We recorded $1,254,956 as stock option compensation expense due to the operation of SFAS 123R which required us to expense stock options granted and vesting to date this year. We also recorded a $724,904 gain in other income (expense) from the re-valuation of derivatives required under SFAS 133. We raised $189,000 from the sale of stock to accredited investors.

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

Overview

Airbee Wireless, Inc. (hereinafter called “Airbee” or “Company”) reported $0 of revenue from planned operations in the third quarter of 2006 and a total of $127,800 for the nine months ended September 30, 2006. As a result, it is no longer a development stage company. We have continued our go-to-market strategy of licensing the major microcontroller and IEEE 802.15.4 radio companies, having previously announced agreements with several microchip manufacturers. We believe this will lead to two types of revenues - service revenue from customized stack work, integration support and application development and royalty revenue from the licensing of our stack. We also announced a new product that facilitates low-power radio frequency (“RF”)application development for mesh networks including ZigBee.

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

Results of Operations

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

During the first nine months of 2006 we had operating revenues of $127,800, resulting in a net loss applicable to common shares of $2,701,316, or $0.04 net loss per share, compared to a net loss of $2,675,803 or $0.06 net loss per share for the same period in 2005. The net loss during the first nine months of 2006 was substantially reduced by the realization of $724,904 as gain from the re-valuation of derivatives in accordance with accounting rules. However, we also recorded a $1,254,956 expense from the granting and vesting of stock options during this nine-month period. Cumulative net loss since inception totals $9,297,941.

Our net revenue for the nine months ended September 30, 2006 significantly increased to $127,800 as compared to $1,021 for the nine months ended September 30, 2005. The application development agreements we signed with Infineon during 2005 and with SensiTool in 2006 accounted for the revenue we reported for the nine months ended September 30, 2006. These agreements require us to embed our software in the customer’s application for a fixed fee, generally paid in stages as benchmarks specified in the contracts are met. However, due to the release to members of a new, enhanced standard by the ZigBee Alliance on September 27, 2006, our customers delayed plans to embed our software in their applications until the new standard was announced.

Operating expenses for the nine months ended September 30, 2006 were $3,129,754 as compared to $2,349,661 for the nine months ended September 30, 2005, an increase of 33% or $780,093. This increase, as further explained below, is principally due to increases in compensation and professional fees. Operating expenses increased as the Company developed and implemented its business plan.

Our overall increase in compensation and professional fees for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was $339,298, to $1,447,550 from $1,108,252. This was due to increased compensation expense of approximately $278,744, which reflects a much larger payroll in India both in terms of people (42 vs 32) and pay ($146,574) plus full year-to-date salaries of two highly compensated officers in 2006 who were only on staff for part of the corresponding period in 2005. Legal and accounting fees decreased $10,238 to $241,676 from $251,914. Financing costs increased $70,792 to $329,767 from $258,975. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.

Stock option compensation expense required by SFAS 123R was $1,254,956 as the Company is now required to expense stock options granted and vesting in the period. This is a non-cash expense. There was no comparable expense in 2005.

Selling, general and administrative expenses decreased to $386,407 in the first nine months of 2006, down $59,404 or 13% from the first nine months of 2005 of $445,811. This decrease was due primarily from loan transaction fees in connection with the now-terminated Standby Equity Distribution Agreement with Cornell Capital Partners LP entered into in April 2005. Our overall selling and marketing expenses consist primarily of marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs. Expenses, particularly certain marketing and compensation-related expenses, may vary going forward, depending in part on the level of revenue and profits.

The decrease in research and development expense for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was $173,017. With the demonstration of technological feasibility in April 2005, we were permitted to capitalize research and development costs and amortize them going forward. Our intangible assets (primarily capitalized R&D) increased by $188,852, net of amortization, from September 30, 2005 to September 30, 2006 to $704,858 as we increased our overall expenditures in research and development programs to ensure that our products continue to meet our customer demands.

Depreciation expense for the nine months ended September 30, 2006 increased $7,126 to $18,191 from $11,065 for the nine months ended September 30, 2005. Amortization expense was $22,650 for the nine months ended September 30, 2006, down $15,450 from $38,100 for the nine months ended September 30, 2005. Interest expense for the nine months ended September 30, 2006 increased $96,130, almost entirely due to the amortization of the convertible debenture and convertible debt discounts to interest.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

During the third quarter of 2006 we had no operating revenues, resulting in a net loss applicable to common shares of $729,347, or $0.01 net loss per share, compared to a net loss of $747,422 or $0.02 net loss per share for the same period in 2005. This quarter’s net loss was substantially reduced by the realization of $216,276 as gain from the re-valuation of derivatives in accordance with accounting rules. However, we also recorded a $27,326 expense from the granting and vesting of stock options this quarter. Cumulative net loss since inception totals $9,297,941.

Our net revenue for the three months ended September 30, 2006 decreased to $0 as compared to $1,021 for the three months ended September 30, 2005. The ZigBee Alliance released its enhanced standard to its members on September 27, 2006, which is not backwards compatible with the previous standard. We believe potential customers delayed plans to embed our software in their applications until after the new standard was released.

Operating expenses for the three months ended September 30, 2006 were $686,672 as compared to $530,435 for the three months ended September 30, 2005, an increase of 29% or $156,237. This increase, as further explained below, is principally due to increases in compensation and professional fees and stock option compensation expense, which offset decreases in research and development costs, selling, general and administrative expenses, and depreciation and amortization.

Our overall increase in compensation and professional fees for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 was $198,909, to $542,809 from $343,900. This increase consists of an increase of $166,557 in financing professional fees, a $30,230 increase in compensation, and a $2,122 increase in legal and accounting professional fees. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.

Stock option compensation expense required by SFAS 123R was $27,326 for the quarter ended September 30, 2006 as the Company is now required to expense stock options granted and vesting in the period. This is a non-cash expense. There was no comparable expense in the third quarter of 2005.

Selling, general and administrative expenses decreased to $99,850 in the third quarter of 2006, down $14,983 or 13% from $114,833 in the third quarter of 2005. This decrease was due primarily from decreases in travel and entertainment and marketing expense which offset increases in rent and other expenses. Our overall selling and marketing expenses consist primarily of marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs. Expenses, particularly certain marketing and compensation-related expenses, may vary going forward, depending in part on the level of revenue and profits.

The decrease in research and development expense for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was $12,512. With the demonstration of technological feasibility in April 2005, we were permitted to capitalize research and development costs and amortize them going forward. Our intangible assets (primarily capitalized R&D) increased by $188,852, net of amortization, from September 30, 2005 to September 30, 2006 to $704,858 as we increased our overall expenditures in research and development programs to ensure that our products continue to meet our customer demands.

Depreciation and amortization expense for the quarter ended September 30, 2006 decreased $57,582. We amortized $65,000 of financing costs during the third quarter of 2005 which we did not have in 2006. Interest expense for the three months ended September 30, 2006 increased $41,603 to $258,590 from $216,987 for the three months ended September 30, 2005, Decreased interest costs for related party and other notes payable were offset by costs associated with the bridge loans and the amortization of discount on the secured convertible debenture.

Liquidity and Capital Resources

Since inception, we have principally funded our operations from private placements of securities and management and shareholder loans and contributions of $3,959,364. This amount includes $500,000 in bridge loans from accredited investors made during the second quarter of 2006. As of September 30, 2006, we have $601,146 outstanding under notes payable - related parties, reimbursements due officers and accrued payroll. During the third quarter of 2006, we received an aggregate of $189,000 in cash from accredited investors in consideration of 1,077,722 shares of our common stock and 718,901 common stock purchase warrants. Proceeds were used to pay down current payables. We will require approximately $5 million to continue operations for the next 12 months. Most of the funding will be allocated principally for payment of outstanding obligations, sales, marketing and working capital. It is not anticipated that any lack of funding will impact upon the existing license and development agreements with our customers since our software development has been completed for three of our products.

We have incurred an accumulated deficit at September 30, 2006 of $9,297,941 compared to $5,490,169 at September 30, 2005. We had negative working capital at September 30, 2006 of $3,695,794 compared to negative working capital of $3,520,625 at September 30, 2005. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

On December 29, 2005, we entered into a Securities Purchase Agreement with Montgomery pursuant to which we agreed to issue Montgomery secured convertible debentures in the principle amount of $500,000. Of these secured convertible debentures, $350,000 was funded on December 29, 2005. The remaining $150,000 has not yet been funded as of October 30, 2006. The secured convertible debentures are convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of (a) eighty percent (80%) of the lowest closing bid price of the common stock for the ten (10) trading days immediately preceding the closing date or (b) eighty percent (80%) of the lowest closing bid price of common stock for ten (10) trading days immediately preceding the conversion date. The secured convertible debentures have a term of two (2) years, piggy-back registration rights and accrue interest monthly at the rate of fifteen percent (15%) per year. We are current with our interest payments.

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

Cash at September 30, 2006 and 2005, respectively, was $11,436 and $16,618. At September 30, 2006 and 2005, respectively, we had total stockholders’ deficit of $2,899,243 and $2,915,735.

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

With regard to our current liabilities at September 30, 2006, $123,249 is payable to related note holders who have deferred repayment (one has deferred interest as well). Trade payables at September 30, 2006 of $812,109 are outstanding and will be paid as they come due or as payment may be extended by agreement of the parties. One vendor, MindTree Consulting Pvt. Ltd. (“MindTree”), accounted for 49% of the Company’s accounts payable. MindTree provided services to the Company under a Time and Materials Contract dated March 30, 2005 (the T&M Contract”). On a monthly basis, MindTree invoiced the Company for work it performed. Payment terms were net 30 days. The Company was unable to pay the invoices as they became due and, by informal agreement, extended the repayment terms monthly. On December 15, 2005, the Company entered into a written agreement with MindTree by which it agreed to pay MindTree $200,000 on or before December 23, 2005 and $100,000 per month on the last business day of each succeeding month until the outstanding indebtedness of approximately $580,000 was fully paid. The Company’s performance was secured by the software code (the “Intellectual Property”) MindTree developed under the T&M Contract. If the Company defaulted in making any payment when due and such default was not cured within five business days after receipt of a notice of default, MindTree would be entitled to co-own the Intellectual Property, with any revenue the Company realized from the Intellectual Property during the co-ownership period to be split 50-50 with MindTree. To date, the Company has paid MindTree $200,000 pursuant to this agreement. As of October 30, 2006, the Company is behind in making the scheduled payments. MindTree has not yet issued any notice of default and has extended the deadline to substantially complete the repayment until January 31, 2007.

We believe that revenues will rebound during the second quarter of 2007 from our licensing and other agreements now that the enhanced ZigBee standard has been released to members of the Alliance. However, we shall be dependent upon financing to accelerate our marketing activities and continue product enhancement. We anticipate monthly expenses of approximately $165,000 to $185,000 over the next several months. This amount includes costs of our SEC reporting obligations, which were approximately $190,000 for the year ending December 31, 2005. Cost of SEC reporting obligations includes all filing costs and professional fees.

As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2005 and 2004 and for the nine month period ended September 30, 2006. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to satisfy past due obligations, support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

We are planning the process by which our stack will be certified to the new standard on a customer’s new hardware platform. The hope is to have the certification completed within two months after the new specification is released in the third quarter of 2006, as several customers have expressed an interest in moving forward after the release. The new specification was released on September 27, 2006.

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
  Possible deferrals of orders by customers in anticipation of new product introductions;
  Announcements, product introductions and price reductions by competitors;
  The impact of, and our ability to react to, natural disasters and/or terrorist actions;
  Changes in business cycles that affect the markets in which we sell our products and services;
  Economic, political and other conditions in the United States and internationally;
  Foreign currency exchange rates; and
  The impact of any stock-based compensation charges arising from the issuance of stock options, stock appreciation rights or any other stock-based awards.
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

As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2005 and 2004 and for the nine month period ended September 30, 2006. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to satisfy past due obligations, support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

The table below lists our known contractual obligations at September 30, 2006.

Our long-term debt obligation consists of $350,000 of a $500,000 convertible debenture ($150,000 not funded as of October 30, 2006), plus interest payable monthly at 15% per annum. We are current in our interest payments through October 2006.

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

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase Obligations (employment contracts) *	$1,026,667	791,250	235,417	-	-
Long-Term Debt Obligations	$350,000	-	350,000	-	-
Operating Lease Obligations **	$156,653	52,472	104,181	-	-
Capital Lease Obligations	$-	-	-	-	-
Other Long-Term Liabilities Reflected on Balance Sheet under GAAP	$-	-	-	-	-

*	Employment contracts with senior executives ranging in length from 1 year to 3 years, expiring on various dates from December 31, 2006 through May 15, 2008.

**
Lease of 6,000 sq. ft. of office space in Chennai, India expiring June 30, 2009. The lease at our Rockville, MD office is month-to-month and therefore not included. Our Rockville rent is $1,687 per month.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following stock transactions occurred in the third quarter of 2006:

On September 7, 2006, the Company issued 1,000,000 restricted shares of stock to an organization for services valued at $170,000 at the time of issuance. The shares were issued in return for providing investor relations and public relations services. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

Throughout the quarter ended September 30, 2006, the Company issued 1,077,722 restricted shares of common stock to 10 accredited investors for cash totaling $189,000. In addition, the Company issued 718,901 warrants to these investors at a strike prices ranging between $0.40 and $0.49 per share. The warrants will expire at varying dates from January 7, 2008 through March 27, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

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

Dated: November 14, 2006

AIRBEE WIRELESS, INC.

By:	/s/ Sundaresan Raja
Sundaresan Raja Chief Executive Officer (Principal Executive Officer)

By:	/s/ E. Eugene Sharer
E. Eugene Sharer Interim Principal Financial Officer