Form 10KSB
period 2006-12-31
Airbee Wireless, Inc.
filed 2007-04-17
CIK 1297533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

Airbee’s revenue for its most recent fiscal year ended December 31, 2006 was $128,602.

As of December 31, 2006, the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.17 for the common stock as quoted on that date) was approximately $6,795,523.

As of December 31, 2006, the Company had 79,029,862 shares of its common stock, $0.00004 par value per share, outstanding.

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

PART I

ITEM 1.    BUSINESS

 DESCRIPTION OF BUSINESS

Overview

Airbee Wireless, Inc. is a developer of intelligent connectivity software for wireless voice and data communications designed to comply with the ZigBee global standard as well as non-ZigBee wireless mesh networks. Our software, when embedded on microchips or in various devices containing such microchips, will enable consumer and business devices to wirelessly connect to each other over distances of less than 100 meters. We license our software, which has been designed and engineered to comply with the recently released ZigBee standard for short-range, low-energy consumption, voice and data wireless communications to manufacturers of microprocessors and OEM manufacturers, thereby enabling them to develop an increasing number of wireless communications applications using Airbee’s software, including consumer electronics, medical equipment, sensor and metering equipment, and industrial automation equipment. To date, we have negotiated software licenses with seven licensees with revenues to be determined by the licensees’ product commercialization. We have had negligible revenues from these licensees during the reporting period and do not expect to begin realizing revenues from these agreements until mid 2007. Our customers’ commercialization of their product development will generate revenues from royalty payments to us, typically on a quarterly measurement basis.

We were organized under the laws of the state of Delaware in August 2002 to develop a portfolio of embedded wireless connectivity software. In October 2002, we acquired Connexus Technologies (Pte.) Ltd. and its wholly-owned subsidiary, Connexus Technologies (India) Pvt. Ltd., with the intention of securing complementary wireless technology to enhance our operating schema. We acquired Connexus because it was developing wireless technologies that were complementary to the software technologies that we were developing. Our embedded software could be developed at a faster rate via this acquisition because of its compatible technologies with the additional benefits of lower product cost and shorter time to market. Connexus Technologies (Pte.) Ltd. was incorporated in Singapore under The Companies Act on July 8, 2000 as a limited liability company. Connexus Technologies (India) Pvt. Ltd. was incorporated in India as a wholly-owned subsidiary of Connexus Technologies (Pte.) Ltd. on June 14, 2001. Subsequent to this acquisition, Connexus Technologies (Pte.) Ltd. changed its name to Airbee Wireless Pte. Ltd. and Connexus Technologies (India) Pte. Ltd. changed its name to Airbee Wireless (India) Pvt. Ltd. In March 2004, we became a member of the ZigBee Alliance, an international industry group formed to facilitate the development of a global standard for the wireless data and voice communications industry. As indicated on the ZigBee Alliance website, the ZigBee Alliance has defined a standard for reliable, short-range, cost-effective, low-power wireless applications. The standard is described on the ZigBee Alliance website at www.ZigBee.com. The ZigBee standard first release of version 1.0 was formally released to the wireless industry on December 14, 2004. A second release has updated the standard known as version 1.1 or ZigBee 2006. It specifies a short-range, low-power, secure wireless data and voice transmission baseline. The version 1.1 required further development of our products to respond to changes in the standard. With over 200 member companies, the ZigBee standard based on the IEEE 802.15.4 standard for remote monitoring and control applications released by the Institute of Electrical and Electronic Engineers in May 2003 is emerging as a wireless standard for a host of industrial controls, telemetry, and in-building and home automation networking needs.

We sell our software products through licensing agreements which call for licensing fees and royalty payments based on our customers’ shipments of their products with our software embedded thereon. The agreements typically run for a period of one year with the terms renegotiable upon renewal. The licensing fees typically run between $50,000 and $100,000 per agreement depending on the balance of the terms negotiated with royalty fees between $0.25 and $1.00 per unit shipped depending on quantity over time period and configuration of the software. In some cases, we sell the software directly to our customer’s client, bypassing our direct customer as far as money flow is concerned.

Our corporate offices are located in Rockville, Maryland and we have established an office in San Diego, California where our marketing and sales are handled. The West Coast is where the bulk of the wireless technology companies are located and where the ZigBee Alliance is headquartered. The engineering and development activities are conducted in our Chennai, India center. Training and problem resolution is handled via the Internet through a delivery and support system which has been tailored for our use and supported by the development center in India.

We have completed the development of seven of our software products: (1) ZigBee Network Software (ZNS); (2) ZigBee Network Management Solutions (ZNMS); (3) ZigBee Development Kit (ZDK), (4) ZigBee Applications Profile (ZAPP); (5) ZNS(Lite) for small size networks, (6) ZNMS(Lite) for small size networks management; and (7) ZAgent, imbedded into the ZNS product to interface to the ZNMS Management System. These products are available for evaluation and prospective customers are currently testing and evaluating this software at no cost to our company. We completed the ZigBee product certification testing by an independent testing facility authorized by the ZigBee Alliance for the ZNS Software Stack in November 2005 and the current 2006 version was certified in January 2007. (The ZNS product is the only one of the products listed above that requires certification to the ZigBee standard.)

The Market

To date the market for low power wireless RF mesh networks such as ZigBee is moving from the development stage to the initial commercial launch phase. Several OEMs are now announcing products using this technology that will be introduced into the commercial marketplace. We anticipate that the market will begin to experience robust commercialization at the end of 2007.

The current market for wireless communication is dominated by two major technologies: (1) Bluetooth and (2) the IEEE 802.11b standard (more commonly known as “WiFi”). Both technologies are used in a limited application space and operate in a much higher data rate than the ZigBee standard. As such, we believe that we will not compete for the same application users as either Bluetooth or WiFi. The ZigBee website provides several comparisons between the Bluetooth and our technologies which support our assertion as to the reduced cost of the ZigBee solution to the end user. The battery power consumption, battery life, microprocessor cost and range of operation all are factors in the cost comparison. It is important to note that the ZigBee technology is dependent on the software which is the “glue” which ties the elements or components together. The critical performance features are for the software to “manage” the hardware platform on which it resides to control power consumption, range of operation, message routing through the network, etc., all of which is required to be met in the certification process.

Our current market focus is on the microprocessor and radio chip manufacturers, module manufacturers, and application solution providers. We have had success to date on negotiating agreements with several of the significant chip and module manufacturers and have initiated a project with a systems solutions provider. We are working on development of agreements with several additional chip producers in the US and Europe.

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

The completed Airbee proprietary peer-to-peer, star and mesh topologies are also being marketed to customers not requiring ZigBee-compliant protocols. “ZigBee compliant protocols” refer to standards in procedure or software. “ZigBee-compliant products” refer to commercially ready for sale products which have been tested and certified as compliant with the ZigBee specifications. “ZigBee-ready” refers to commercially ready for sale products which have been designed and produced to the ZigBee specifications but have not been test certified as ZigBee-compliant. There could be no difference in a product between the two designations but it is known only after certification. There may be minor changes in a certified product upon completion of the certification testing.

Our ZigBee-compliant software is available for commercial sale today and we are testing our products with several customers. The sale of our products is not necessarily dependent on certification by an independent third party. Our other products are software supplements to ZigBee compliant products and as such do not require certification and are not labeled as ZigBee-compliant. The products may be sold separately or together as a group. This will depend on the customer and its requirements for its marketplace.

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

Our Airbee mesh network solution has a patent pending algorithm for connecting multiple devices. Each node will maintain a Route table to reach the other nodes with a number of hops. Routes between two mobile nodes in a mesh network may consist of hops through other host nodes in the network. Host mobility [mobile mesh] can cause unpredictable change in the route. An alternative route is chosen when a current route fails.

Route table, programmed into the node, allows the nodes to calculate the shortest path using the fewest number of hops. Acknowledgement time needs to be calculated dynamically based on the hops.

Route table

S .No	Route table of ‘I’
1.	LK, LM
2.	LL, LM
3.	LJ, LK, LM

The mesh network devices are provided with the static route table that is prefixed during the commissioning of the devices.

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

Current Applications

To date, we have operated and demonstrated our products on the microprocessors or radios from the following manufacturers: Freescale, Texas Instruments, Chipcon, Atmel, SupaRule, Zilog, Infineon, ZMD, Radiocrafts, Compel, Jennic, and others. They are all semiconductor platforms on which our ZNS software stack operates. These customers have validated our software for use in their products and customer applications. As part of the certification testing procedures, some of the hardware platforms have been demonstrated to interoperate with each other with our software embedded therein. As an example, we recently successfully demonstrated a 40 node network in which multiple end item devices were shown to interoperate on three difference hardware platforms.

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

We have successfully demonstrated the platform agnostic assertion on five separate hardware platforms and have done so at the WiCon American Conference, the ZigBee open house in Seoul, Korea and at a ZigBee open house in San Francisco. In 2007, beginning in April at the Embedded Systems Conference, we expect to attend several trade shows and conferences to demonstrate our products and technology development accomplishments.

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

Airbee-ZStudio

This software enables application developers to develop new applications and extend existing back-end applications to a large variety of mobile computing devices with faster time to market and lower cost than custom coding and point solutions. Customers can take advantage of Airbee-Studio’s visual programming environment to empower developers to focus on transactional applications. This product is not yet available but has been announced. It is expected to be released in late 2007 or early 2008 as the expected adoption of ZigBee technology applications ramps up. The market opportunity will dictate the timing of the release.

Competition

Figure 8 Wireless, a subsidiary of Chipcon A.S., a Norwegian semiconductor company (acquired mid-2006 by Texas Instruments) that designs, produces and markets high-performance standard radio frequency integrated circuits (RF-ICs) for use in a variety of wireless applications, currently provides embedded software for wireless sensors and control networks based on the ZigBee standard. Its principal product is the Z-stack. Figure 8’s target markets include home automation, building automation, industrial automation, consumer electronics (including, but not limited to, wireless remote controls and gaming consoles), and asset management. Figure 8 is considered our most serious competitor but is no longer an independent software company. To our knowledge, Airbee is the only freestanding software-only company in this ZigBee space and the only company to have a ZigBee certified software-only stack.

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

Although Bluetooth and WiFi are established data communication standards, we do not compete in their space. They operate at higher data rates and their current applications are much different from those envisioned by the ZigBee standard. The embedded wireless communication software industry is characterized by rapid change, new and complex technology and intense competition. We expect the intensity of competition to increase in the future. Increased competitiveness may result in reductions in the price of our products, services, lower-than-expected gross margins or loss of market share, any of which would harm our business.

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

Business Strategy Evolution

Technological feasibility for the Airbee UltraLiteTM (forerunner to our media access control (MAC) software) was established on November 20, 2002, with completion of the detailed product design (V1.0). Working models for the Airbee UltraLiteTM proprietary 900 MHz and the UltraLiteTM 2.4GHz were delivered on March 7, 2003 and April 3, 2003, respectively. Our ZigBee standard MAC software built on the IEEE 802.15.4 standard was released for evaluation at the end of October 2004. We demonstrated the MAC performance at trade shows in October 2004. The Network and Security layers of the ZigBee certified stack were completed and demonstrated for customers in April of 2005 with certification achieved in November 2005. Our first significant license agreement was signed in April 2005. Copies of our material license agreements have been attached as exhibits to prior filings.

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

We formed a new business unit in late 2005 whose mission is to take development contracts for clients using our software products as a platform on which an application is to run. We believe this will facilitate the use of our products and allow quicker time to market. We have completed one such project and anticipate at least two new projects in the first half of 2007.

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

Employees

As of January 31, 2007, we employed 52 full-time employees, of which 10 are executive or administrative (5 based in India) and 42 are technical (all based in India). From time to time, we utilize various contractors. We have no collective bargaining agreements with our employees.

ITEM 2.    PROPERTY

Our principal executive offices are located in approximately 468 square feet of office space at 9400 Key West Avenue, Rockville, MD 20850. The term of the lease is month-to-month at $1,687 per month.

We lease approximately 6,000 square feet of office space at No. 1A, Nungambakkam High Road, Nungambakkam, Chennai 600034, Tamil Nadu, India. The lease expires on June 30, 2009. The total rental expense was $57,424 in 2006 and $28,899 in 2005 and expected to be $56,546 in 2007.

We plan to acquire limited space in the San Diego area for three or four executive staff in mid 2007. We have no plans to renovate any of our current facilities and believe that our current facilities are sufficient to maintain our current and anticipated operations.

ITEM 3.    LEGAL PROCEEDINGS

In an action commenced in the District Court of Maryland for Montgomery County in October 2005, our former chief financial officer sued us for non-payment of wages, interest, statutory damages and attorney’s fees. We filed an answer to the complaint generally denying liability and asserting seven counterclaims against plaintiff including breach of fiduciary duty and duty of loyalty. On January 6, 2006, plaintiff amended his complaint to assert causes of action against our CEO, COO and outside director (Mal Gurian). The individual defendants filed a motion to dismiss, which was granted by the court. See Note 10 to the Financial Statements in Item 7 for a more detailed description of this litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is currently quoted on the Bulletin Board Over-the-Counter securities market under the symbol “ABEW.” On December 29, 2006, the closing sale price of our common stock was $0.17; on March 29, 2007 it was $0.30.

The following table sets forth the high and low bid prices for the common stock for each calendar quarter since our stock began trading on January 28, 2004, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low
2005
January - March	$0.50	$0.24
April - June	$1.27	$0.52
July - September	$0.84	$0.37
October - December	$0.57	$0.13

2006
January - March	$0.45	$0.21
April - June	$0.34	$0.1558
July - September	$0.24	$0.1361
October - December	$0.20	$0.13

As of December 31, 2006, there are currently 79,029,862 shares of our common stock outstanding. 18,425,603 of our outstanding shares of common stock are free-trading. The remaining shares of our common stock are defined as restricted stock under the Securities Act. Of the 79,029,862 shares currently outstanding, 39,055,581 shares are owned by our affiliates, as that term is defined under the Securities Act. Absent registration under the Securities Act, the sale of our remaining outstanding shares is subject to Rule 144. Under Rule 144, if certain conditions are satisfied, a person (including any of our affiliates) who has beneficially owned restricted shares of common stock for at least one year is entitled to sell within any three month period a number of shares up to the greater of 1% of the total number of outstanding shares of common stock, or if the common stock is quoted on NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of ours for at least three months immediately preceding the sale, and who has beneficially owned the shares of common stock for at least two years, is entitled to sell the shares under Rule 144 without regard to any of the volume limitations described above.

Stockholders

As of December 31, 2006, we believe there were approximately 1,130 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The table below provides information relating to our outstanding options and warrants authorized for issuance under our compensation plans as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	34,437,010	$0.2742	16,397,000
Equity compensation plans not approved by security holders	0	0	0
Total	34,437,010		16,397,000

Employee Stock Option Plan

Effective August 18, 2002, our board of directors and a majority of our shareholders approved the Airbee 2002 Stock Option Plan. The plan has 75,000,000 shares authorized for issuance. On May 1, 2003, we adopted the Airbee Wireless, Inc. 2003 Outside Directors Stock Option Plan. We have designated 4,000,000 shares of common stock for the plan. The plan has essentially the same parameters as the employee stock option plan and terminates on May 31, 2013. As of December 31, 2006, 400,000 options were granted under this plan.

Related Stockholder Matters

The following stock transactions occurred in 2006:

Effective January 1, 2006, the Company issued options to purchase 250,000 shares of common stock to an individual in conjunction with his re-appointment to the board of directors. The options vest over one year in equal quarterly installments. The options are exercisable at $0.32 per share for a period of five years from the date of issuance. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The recipient received information concerning the Company and had the ability to ask questions about the Company.

Effective January 1, 2006, the Company issued options to purchase 3,000,000 shares of common stock to two executive officers of the Company exercisable at $0.32 per share. The options are exercisable until January 1, 2011. The options vest over four years in equal annual installments. The options are exercisable at $0.32 per share for a period of five years from the date of issuance. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officers received information concerning the Company and had the ability to ask questions about the Company.

Effective January 1, 2006, the Company issued options to purchase 215,000 shares of common stock to 28 employees of the Company’s India subsidiary exercisable at $0.32 per share. The options are exercisable until January 1, 2011. The options vest over four years in equal annual installments on the anniversary date. The options are exercisable at $0.32 per share for a period of five years from the date of issuance. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The employees received information concerning the Company and had the ability to ask questions about the Company.

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

Between April 16, 2006 and May 18, 2006, the Company issued 635,000 warrants with a strike price of $0.50 per share to six accredited investors who provided the bridge loans more fully described in Note 5 to the financial statements. The warrants will expire at varying dates from April 16, 2009 through May 18, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

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

Throughout the quarter ended June 30, 2006, the Company issued 301,263 restricted shares of common stock to 3 accredited investors for cash totaling $60,000. In addition, the Company issued 120,504 warrants to these investors at strike prices of $0.45 per share. The warrants will expire at varying dates from December 7, 2007 through December 22, 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On September 7, 2006, the Company issued 1,000,000 restricted shares of stock to an organization for services valued at $170,000 at the time of issuance. The shares were issued in return for providing investor relations and public relations services. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company. The shares were subsequently cancelled.

Throughout the quarter ended September 30, 2006, the Company issued 1,077,722 restricted shares of common stock to 10 accredited investors for cash totaling $189,000. In addition, the Company issued 718,901 warrants to these investors at strike prices ranging between $0.40 and $0.49 per share. The warrants will expire at varying dates from January 7, 2008 through March 27, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On October 24, 2006, the Company issued 166,667 restricted shares to an accredited investor in return for his assistance in obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $30,000 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

In December 2006, the Company issued 75,991 restricted shares to an executive officer. The shares were issued in payment of accrued salary valued at $18,750 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officer received information concerning the Company and had the ability to ask questions about the Company.

On December 15, 2006, the Company issued 2,000,000 restricted shares to two accredited investors as a result of the Company’s inability to repay the bridge loan provided by these accredited investors before December 15, 2006. The value of this penalty was $320,000 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

Throughout the quarter ended December 31, 2006, the Company issued 2,194,852 restricted shares of common stock to seven accredited investors for cash totaling $348,000. In addition, the Company issued 2,181,155 warrants to these investors at strike prices ranging between $0.39 and $0.42 per share. The warrants will expire at varying dates from April 3, 2008 through December 27, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

•
Airbee Wireless, Inc. is no longer a development stage company and continues to concentrate on software development. During 2006, we signed a licensing agreement with ZMD and one application development agreement with Accsense, Inc.. Our license agreements with foreign and domestic customers such as Radiocrafts (Norway), Texas Instruments (USA) and Infineon (Germany) remain in effect. Our ZNS Software stack version 1.0 was certified ZigBee-compliant through an independent testing laboratory during the fourth quarter of 2005 and version 1.1 was certified in January 2007. In addition, our upcoming version called ZigBee Pro will be undergoing certification soon and has been designated as one of the “golden units”. This means that the product will be used to set the standard by which other vendor’s products will be measured.

•
We had a $4,796,016 net loss before provision for income taxes in 2006 and our cumulative loss since August 9, 2002 (Inception) is $11,392,641. Liquidity and capital resources issues continue to constrain growth but given signs of an emerging marketplace for our software and our track record of raising capital, we believe we will be able to obtain sufficient funds to continue operations until we can generate revenue from our license agreements. We raised more than $820,000 in 2006 from the sale of stock to accredited investors and through the exercise of warrants.

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

Overview

The Company continued its progress as a developer of intelligent connectivity software for wireless voice and data communication designed to comply with the ZigBee global standard. See Item 1, above, for descriptions of our business, our marketplace and our products. While we were one of the first to attain ZigBee product certification from an independent testing laboratory for our ZNS Software Stack in November 2005, the ZigBee standard was changed in September 2006. The new standard known as ZigBee 2006 or version 1.1 is not backward compatible and much of 2006 was spent redesigning the software product to meet the revised standard. Very little progress was made during the year by us or our customers other than that of the redesign and preparation for recertification of the software, which we received in January 2007.

We continued the buildup of our technical resources in our R&D center and at year end we had more than 42 software engineers working on our several development projects. Our India CEO moved the development center for our India operation into larger and more modern space in July 2006.

Results of Operations

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

During 2006 we had minimal operating revenues of $128,602, resulting in a net loss applicable to common shares of $4,796,016, or $0.07 net loss per share, compared to a net loss of $3,782,259 or $0.08 net loss per share for 2005. Cumulative net loss since inception totaled $11,392,641.

Our net revenue for the year ended December 31, 2006 was $128,602 as compared to $13,015 for the year ended December 31, 2005. During 2006, the Company signed a license agreement with ZMD; all previous license agreements remain in effect. These license agreements may generate revenue during the second quarter of 2007 but depend upon sales of the licensees’ products containing our software. We completed work on application development agreements with Infineon (signed in 2005) and SensiTool (signed in 2006) and were paid in accordance with each contract. These agreements require us to embed our software in the customer’s application for a fixed fee, generally paid in stages as benchmarks are met. The release of the ZigBee 2006 standard in September caused many of our customers to delay plans to embed our software into their applications until after certification by an independent testing laboratory, which we received in January 2007.

Operating expenses for the year ended December 31, 2006 were $5,258,718 as compared to $3,498,814 for the year ended December 31, 2005, an increase of 50% or $1,759,904. This increase, as further explained below, is principally due to accounting rules requiring the Company to recognize the entire fair value of stock options granted in 2006 as well as the fair value of all pre-2006 stock options vesting in 2006. This resulted in the recognition of $2,184,098 in stock option compensation expense in 2006. An increase of $198,000 in compensation and professional fees, coupled with the stock option compensation expense, offset decreases totaling approximately $622,000 in the other components of operating expense, principally bad debt expense.

Our overall increase in absolute dollars of compensation and professional expenses for the year ended December 31, 2006 compared to the year ended December 31, 2005 was $197,736. The increase was primarily due to increased payroll expense of $230,669 related to our increased staff in India and $50,000 due to employment contract renewals. These increases were offset by reductions of $27,535 in our legal and accounting fees and $55,398 in financing fees from 2005 levels. We believe that compensation and professional expenses will increase in the short-term as the Company seeks additional financing now that our stock is traded on the OTC Bulletin Board and fills vacant senior management positions. We also anticipate increases in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.

Our overall selling and marketing expenses consist primarily of marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs. Expenses, particularly certain marketing and compensation-related expenses, may vary going forward, depending in part on the level of revenue and profits.

The increase in absolute dollars of research and development expense for the year ended December 31, 2006 compared to the year ended December 31, 2005 was $17,178. With the demonstration of technological feasibility in April 2005, we were permitted to capitalize research and development costs and amortize them going forward. However, the release of the ZigBee 2006 standard caused part of our capitalized R&D to become obsolete and we wrote off $173,294 to R&D expense. Our intangible assets (primarily capitalized R&D) decreased by $255,356, net of amortization, from December 31, 2005 to December 31, 2006 to $433,896. With the demonstration of technological feasibility and the certification of our ZNS stack to the ZigBee 2006 standard in January 2007, we will resume the capitalization of our research and development costs as we increase our overall expenditures in research and development programs to ensure that our products continue to meet our customer demands.

Depreciation and amortization expense for the year ended December 31, 2006 decreased $19,564 from the 2005 level. The decrease in amortization from $97,650 in 2005 to $63,896 is attributed to the fact that no loan financing costs were incurred in 2006. Amortization costs for 2006 consisted of $30,200 for intellectual property plus another $33,696 for amortization of capitalized R&D. Interest expense for the year ended December 31, 2006 increased $280,576, principally due to bridge loan extensions, interest and penalties. The interest expense attributable to Notes Payable to Related Parties was $34,021 in 2006 as compared to $57,234 in 2005.

Liquidity and Capital Resources

Since inception, we have principally funded our operations from private placements of securities and management and shareholder loans and contributions of $4,582,708. As of December 31, 2006 and 2005, we have $889,074 and $2,086,766 outstanding under notes and accrued payroll, including $70,615 and $65,529 in accrued interest. During 2006, we received an aggregate of $820,900 from accredited investors in consideration of 3,925,902 shares of our common stock and 3,802,763 common stock purchase warrants. Also during 2006, we received $575,000 in short-term bridge loans from a group of shareholders and $400 from the exercise of common stock options for 10,000,000 shares. Proceeds were used to pay down current payables. We will require approximately $5 million to continue operations for the next 12 months. Most of the funding will be allocated principally for sales, marketing and working capital. It is not anticipated that any lack of funding will impact upon the existing license and development agreements with our customers since our software development has been completed for three of our products.

We have incurred an accumulated deficit at December 31, 2006 of $11,392,641 compared to $6,596,625 at December 31, 2005. We had negative working capital at December 31, 2006 of $4,352,802 compared to negative working capital of $5,138,739 at December 31, 2005. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

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

On April 20, 2005, the Company executed a promissory note in the amount of $750,000 in favor of Montgomery Equity Partners, Ltd. (“Montgomery”). (We have been advised that Cornell and Montgomery are limited partnerships of the same general partner, Yorkville Advisors, Inc. Mark Angelo, the portfolio manager of Cornell is the co-portfolio manager of Montgomery. Cornell and Montgomery share the same back office, administrative and support staff. The two entities do not share offices but all documents and materials are housed in the office of the general partner.) Pursuant to the terms of the promissory note, Montgomery disbursed the entire $750,000 to the Company on the date the note was executed and an additional $250,000 was to be disbursed after the Company’s common stock commenced trading on the Over-the-Counter Bulletin Board. The promissory note had a one-year term and accrued interest monthly at 24% per annum. The Company defaulted under the terms of the promissory note and reached a settlement with Montgomery where principal, accrued unpaid interest and other fees and expenses - a total of $937,500 - would be paid through the liquidation of 9.4 million shares of Company stock that was pledged as security by an affiliate as part of the initial loan agreement. As of December 31, 2006, Montgomery has sold 2,841,194 of the pledged shares. The net proceeds from these sales totaled $661,202 at an average net per-share price of $0.23272. The outstanding balance due Montgomery was reduced to $276,298. The Company anticipates that the continuing sales of the pledged shares by Montgomery may exert downward pressure on the share price of our stock during the period Montgomery liquidates these shares.

On December 29, 2005, we entered into a Securities Purchase Agreement with Montgomery pursuant to which we issued Montgomery a secured convertible debenture in the principle amount of $500,000, of which $350,000 was funded on December 29, 2005. The remaining $150,000 was not funded until April 9, 2007. The secured convertible debenture is convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of (a) eighty percent (80%) of the lowest closing bid price of the common stock for the ten (10) trading days immediately preceding the closing date (the “Fixed Price”) or (b) eighty percent (80%) of the lowest closing bid price of common stock for ten (10) trading days immediately preceding the conversion date (the “Floating Price”). The secured convertible debenture has a term of two (2) years, piggy-back registration rights and accrues interest monthly at the rate of fifteen percent (15%) per year. The secured convertible debenture contains a right of redemption allowing the Company to redeem all or part of the amounts outstanding provided the closing bid price of the Company’s stock is less than the Fixed Price when the Redemption Notice is given. The Company is required to pay a 10% redemption premium equal to 10% of the principal amount plus accrued interest. As of April 9, 2007, the closing bid price of the Company’s stock has never been less than the Fixed Price so the Company has been unable to exercise this right of redemption. The Company is required to make monthly interest payments to Montgomery equal to one and one quarter percent (1.25%) of the outstanding balance of the secured convertible debenture. The Company is current with its interest payments to Montgomery through February 2007. The Company also paid commitment fee of 10% of the amount funded ($35,000) and a structuring fee of $10,000 to Yorkville Advisors Management, LLC, an affiliate of Montgomery. These fees were paid from the initial disbursement on December 29, 2005.

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

In connection with the Securities Purchase Agreement we issued Montgomery three warrants to purchase a total of 2,000,000 shares of our common stock. The warrants are exercisable for a period of three years. The exercise price for the first warrant for 1,000,000 shares is the lesser of 80% of the lowest closing bid price for the five trading days immediately preceding the exercise date or $0.20 per share. The exercise price for the second warrant for 500,000 shares is the lesser of 80% of the lowest closing bid price for the five trading days immediately preceding the exercise date or $0.30 per share. The exercise price for the third warrant for 500,000 shares is $0.001 per share. The warrants provide for a cashless exercise and adjustment of their exercise price and number of shares upon the occurrence of certain events. In connection with this transaction, the Company executed an Investor Registration Rights Agreement by which it agreed to file a registration statement with the SEC for at least the pledged shares held by the escrow agent and the 2 million warrants. The registration statement was to be filed within 30 days of the execution of the convertible debenture and declared effective within 90 days of filing. Failure to file or be declared effective within the agreed timeframe subjected the Company to liquidated damages equal to two percent (2%) of the liquidated value of the convertible debenture for each thirty (30) day period after the scheduled filing or effective date deadline. By written agreement, these deadlines were extended. The Company had until September 29, 2006 to file the registration statement which had to be declared effective no later than December 29, 2006. However, because the second traunche of the convertible debenture has not been funded, the convertible debenture was deemed an incomplete offering. As a result the Company, with Montgomery’s consent, withdrew the registration statement in December 2006, with the intention of re-filing the registration statement once the offering was complete. This condition precedent was satisfied on January 30, 2007 when the Company’s shares were approved for trading quotation on the NASD Over-the-Counter Bulletin Board. The Company and Montgomery have agreed that the Company will re-file the registration statement on or before April 30, 2007 and use its best efforts to have the registration statement declared effective on or before July 30, 2007.

Our principle sources of liquidity have been private placements of our securities and loans from management and shareholders. There will continue to be an operating cash flow deficit from the licensing of embedded software in the near term.

Cash at December 31, 2006 and, 2005, respectively, was $59,298 and $27,854. At December 31, 2006 and 2005, respectively, we had total stockholders’ deficit of $3,596,285 and $4,363,823.

Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. We anticipate that our operating and capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on (a) the level of our future sales (which depend, to a large extent, on general economic conditions affecting us and our customers, as well as the timing of our products’ sales cycles (especially for the newly introduced ZigBee global standard and the upcoming ZigBee Pro standard to be released in 2007) and other competitive factors) and (b) our ability to control expenses.

With regard to our current liabilities at December 31, 2006, $100,130 is payable to related party note holders and employees who have deferred repayment as well as interest. Trade payables at December 31, 2006 of approximately $850,429 are outstanding and will be paid as they come due or as payment may be extended by agreement of the parties. One vendor, MindTree Consulting Pvt. Ltd. (“MindTree”), accounted for 44% of the Company’s accounts payable. MindTree provided services to the Company under a Time and Materials Contract dated March 30, 2005 (the T&M Contract”). On a monthly basis, MindTree invoiced the Company for work it performed. Payment terms were net 30 days. The Company was unable to pay the invoices as they became due and, by informal agreement, extended the repayment terms monthly. On December 15, 2005, the Company entered into a written agreement with MindTree by which it agreed to pay MindTree $200,000 on or before December 23, 2005 and $100,000 per month on the last business day of each succeeding month until the outstanding indebtedness of approximately $580,000 was fully paid. The Company’s performance was secured by the software code MindTree developed under the T&M Contract. If the Company defaulted in making any payment when due and such default was not cured within five business days after receipt of a notice of default, MindTree would be entitled to co-own the software code, with any revenue the Company realized from the software code during the co-ownership period to be split 50-50 with MindTree. If full payment was made on or before April 30, 2006, full ownership of the Intellectual Property reverted to the Company.

Through December 31, 2006, the Company has paid MindTree $225,000 pursuant to this agreement; another $50,000 was paid in January 2007. The Company is behind in making the scheduled payments but MindTree has not yet issued any notice of default. By written agreement, the payment deadline has been extended to July 31, 2007.

With regard to our liabilities at December 31, 2005, $2,086,766 was payable to related note holders and employees who deferred repayment as well as interest. At December 31, 2005, we had approximately $718,708 of outstanding trade payables that will be paid as they come due or as payment may be extended by agreement of the parties.

We believe that revenues will begin during the second quarter of 2007 from our licensing and other agreements. However, we shall be dependent upon financing to accelerate our marketing activities and continue product enhancement. We anticipate monthly expenses of approximately $165,000 to $185,000 over the next several months. This amount includes costs of our SEC reporting obligations, which were approximately $150,000 for the year ending December 31, 2006. Cost of SEC reporting obligations includes all filing costs and professional fees. We do not consider the expense of SEC reporting to be material.

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

With the ZigBee Alliance releasing version 1.0 of its international standard for wireless voice and data communications on December 14, 2004, the Company signed a three-year licensing and teaming agreement with Radiocrafts AS in April to provide ZigBee-ready solutions. Radiocrafts is a leading RF module design and manufacturing company based in Norway. In July 2005 the Company entered in to a three-year licensing agreement with Texas Instruments and in August 2005 the Company entered into a licensing agreement with SoftBaugh, Inc. for a one-year term with a renewal negotiated on an annual basis. We also have signed a nine month development license with Infineon Technologies, a German company, to migrate our ZigBee software to the Infineon product. The license is valued at $35,000 payable on completion of validation testing. We have also signed Software License Agreements with Jennic in November 2005 and with Compel JSC and Wireless People in December 2005. In January 2006, we signed a development license agreement with SensiTool, Inc. valued at $80,000. We also have negotiated a Manufacturer’s Representative Agreement with Acetronics which has exclusive marketing rights to our products in Korea. The Company has several other agreements in process with international companies pending completion of evaluation and testing for suitability. The Company also completed its ZigBee software product compliance testing with an independent testing agency authorized by the ZigBee Alliance to perform such testing in November 2005. We have completed the technical effort to incorporate the ZigBee specification level 1.1 into our product(s) and which will allow a broader application customer base to which our product(s) can be marketed.

We believe that 2007 will begin to see an adoption of this ZigBee technology with several of our customers commercializing development products containing the Airbee embedded software. This activity has been delayed by at least a year because of the change in the ZigBee specification in early 2006.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

The table below lists our known contractual obligations at December 31, 2006.

We have no long-term debt obligations as of December 31, 2006. Our current debt obligations consist of $51,543 in notes payable to our CEO from our India subsidiary plus interest at 11.25% and 12.0% per annum (guaranteed by the Company), and $350,000 of a $500,000 convertible debenture ($150,000 not funded as of March 1, 2007), plus interest payable monthly at 15% per annum.

Our purchase obligations are limited to employment contracts with company executives and senior staff. These seven written contracts are for one to three years in duration and expire at various dates between December 31, 2007 and May 15, 2008.

The operating lease reported here is limited to the lease for office space in Chennai, India for our India subsidiary which began on July 1, 2006. The lease is for three years and expires on June 30, 2009. We expect to renew the lease when it expires or find similar space at comparable rates.

We have no capital lease obligations as defined in FASB Statement of Accounting Standards No. 13, “Accounting for Leases” nor do we have any other long-term liabilities reflected on the balance sheet under generally accepted accounting principles in the United States.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase Obligations (employment contracts) *	$1,619,583	1,060,000	559,583	-	-
Current Debt Obligations	$401,543	401,543	-	-	-
Operating Lease Obligations **	$151,327	56,546	94,781	-	-
Capital Lease Obligations	$-	-	-	-	-
Other Long-Term Liabilities Reflected on Balance Sheet under GAAP	$-	-	-	-	-

* Employment contracts with senior executives ranging in length from 1 year to 3 years, expiring on various dates from December 31, 2006 through May 15, 2008.
** Lease of office space in Chennai, India expiring June 30, 2009. The lease at our Rockville, MD office is month-to-month and therefore not included. Our Rockville office rent is $1,687 per month.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Airbee Wireless, Inc.
9400 Key West Avenue
Rockville, MD 20850-3322

We have audited the accompanying consolidated balance sheets of Airbee Wireless, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ deficit, accumulated other comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airbee Wireless, Inc. as of December 31, 2006 and 2005, and the results of its operations, and cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regards to these matters are also discussed in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 12 to the financial statements, the accompanying financial statements have been restated as of December 31, 2005 and for the year ended December 31, 2005.

Bagell, Josephs, Levine & Company, L.L.C.

Gibbsboro, New Jersey
April 16, 2007

AIRBEE WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

ASSETS

		Restated
	2006	2005
Current Assets:
Cash and cash equivalents	$59,298	$27,854
Accounts receivable, net	-	10,000
Prepaid expenses and other current assets	24,493	45,666

Total Current Assets	83,791	83,520

Fixed assets, net of depreciation	183,869	66,527

Intangible assets	433,896	689,252
Deferred financing costs	15,459	30,915
Other assets	54,235	27,714
	503,590	747,881

TOTAL ASSETS	$771,250	$897,928

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Notes payable - related party	$100,130	$1,216,738
Notes payable - other	849,649	150,000
Montgomery settlement liability	276,298	707,711
Fair value of derivatives	639,806	1,039,046
Convertible debentures, net of discount of $175,000 and $350,000	175,000	-
Warrants liability	646,183	520,851
Accounts payable and accrued expenses	1,707,537	1,587,913

Total Current Liabilities	4,394,603	5,222,259

Long-term Liabilities:
Due officer	-	39,492

Total Long-term Liabilities	-	39,492

Total Liabilities	4,394,603	5,261,751

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.00004 Par Value; 200,000,000 shares authorized;
94,169,418 and 68,224,710 shares issued; 14,142,511 and 13,586,956 shares
held in escrow; and 79,029,862 and 54,640,754 shares outstanding	3,161	2,185
Additional paid-in capital	7,990,579	2,598,736
Unearned compensation	(22,554)	(38,522)
Other accumulated comprehensive income	933	734
Accumulated deficit	(11,392,641)	(6,596,625)
	(3,420,522)	(4,033,492)
Less: stock subscription receivable	-	(127,500)
Less: treasury stock, 997,045 shares at cost	(202,831)	(202,831)
Total Stockholders' Deficit	(3,623,353)	(4,363,823)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$771,250	$897,928

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

		Restated
	2006	2005

OPERATING REVENUES
Sales	$128,602	$13,015

COST OF SALES	1,092	-

GROSS PROFIT	127,510	13,015

OPERATING EXPENSES
Compensation and professional fees	2,183,873	1,986,137
Stock option compensation expense	2,184,098	-
Research and development	249,242	232,064
Selling, general and administrative expenses	547,697	630,746
Bad debt	-	536,495
Depreciation and amortization	93,808	113,372
Total Operating Expenses	5,258,718	3,498,814

LOSS BEFORE OTHER INCOME (EXPENSE)	(5,131,208)	(3,485,799)

OTHER INCOME (EXPENSE)
Gain on derivatives/warrants	927,188	-
Interest income	119	-
Interest expense	(592,115)	(311,539)
Recovery of bad debt	-	15,079
Total Other Income (Expense)	335,192	(296,460)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(4,796,016)	(3,782,259)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(4,796,016)	$(3,782,259)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.07)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	69,911,684	45,421,470

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Additional	Accumulated				Stock
	Common Stock		Paid-In	Comprehensive	Unearned	Retained	Treasury	Subscription
Description	Shares	Amount	Capital	Income (Loss)	Compensation	Deficit	Stock	Receivable	Total

Balance, December 31, 2004	41,216,913	1,648	1,623,852	730	(41,241)	(2,814,366)	(52,088.94)	-	(1,281,466)

Issuance of common stock for cash	2,886,202	115	1,078,715	-	-	-	-	(127,500)	951,330
Shares issued for services	1,137,465	45	562,361	-	-	-	-	-	562,406
Shares issued for compensation	37,771	2	19,498	-	-	-	-	-	19,500
Shares issued for professional fees - financing	600,000	24	9,976	-	-	-	-	-	10,000
Shares of common stock issued in exercise of options	6,956,403	278	150,684	-	-	-	(150,742)	-	220
Shares of common stock issued in exercise of warrants	1,800,000	72	21,928	-	-	-	-	-	22,000
Structuring fees	-	-	(25,000)	-	-	-	-	-	(25,000)
Repayment of Montgomery note payable, accrued interest & interest expense	-	-	229,789	-	-	-	-	-	229,789
Amortization of unearned compensation	-	-	-	-	13,819	-	-	-	13,819
Options issues below fair market value	-	-	11,100	-	(11,100)	-	-	-	-
Issuance costs on proceeds of bifurcated warrants on convertible debenture	-	-	(14,085)	-	-	-	-	-	(14,085)
Discount on debt for free-standing fixed warrants	-	-	109,597	-	-	-	-	-	109,597
Fair value derivative on free-standing warrants on convertible debenture	-	-	(138,677)	-	-	-	-	-	(138,677)
Fair value derivative on common stock conversion feature	-	-	(659,966)	-	-	-	-	-	(659,966)
Fair value of outstanding warrants due to conversion feature of debenture	-	-	(381,036)	-	-	-	-	-	(381,036)
Comprehensive income	-	-	-	4	-	-	-	-	4
Net loss for the year	-	-	-	-	-	(3,782,259)			(3,782,259)
Balance, December 31, 2005 (Restated)	54,634,754	$2,185	$2,598,736	$734	$(38,522)	$(6,596,625)	$(202,831)	$(127,500)	$(4,363,823)

Issuance of common stock for cash	3,925,902	157	704,910					127,500	832,567
Shares issued for services	300,000	12	58,988						59,000
Shares issued for compensation	301,837	12	73,738						73,750
Shares issued for professional fees - financing	2,464,849	99	450,501						450,600
Shares of common stock issued in exercise of options	10,000,000	400	-						400
Repayment of Montgomery note payable, accrued interest & interest expense	-	-	431,413						431,413
Repayment of note payable, accrued interest & interest expense Related Parties	4,283,090	171	1,056,645						1,056,816
Conversion of Silkroute N/P and interest to stock	182,714	7	73,078						73,085
Conversion of Sommerfeld N/P, accrued expense & Reimbursement Owed	291,706	12	131,256						131,268
Conversion of Accrued Salaries and Accrued Interest Payable to stock	2,472,596	99	609,993						610,092
Conversion of Shareholder Note Payable to stock	172,414	7	39,993						40,000
Amortization of unearned compensation	-	-			15,968				15,968
Options issued under FASB 123R	-	-	2,184,098						2,184,098
Reclassification of outstanding warrants to liability due to potential shortage of authorized shares	-	-	(422,770)						(422,770)
Comprehensive income				199					199
Net loss for the year						(4,796,016)			(4,796,016)
Balance, December 31, 2006	79,029,862	$3,161	$7,990,579	$933	$(22,554)	$(11,392,641)	$(202,831)	$-	$(3,623,353)

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

Balance, December 31, 2004	$730

Gain on foreign currency translations	4

Balance, December 31, 2005	$734

Balance, December 31, 2005	$734

Gain on foreign currency translations	199

Balance, December 31, 2006	$933

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

		Restated
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,796,016)	$(3,782,259)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Depreciation and amortization	95,315	113,372
Provision for bad debts	-	536,495
Common stock issued for services	509,600	485,329
Common stock issued for compensation	73,750	19,500
Warrants issued for commitment fee	-	139,815
Use of pledged collateral for settlement of interest expense	-	150,000
Gain on valuation of derivatives	(927,188)	-
Amortization of derivative discounts	175,000	-
Stock options vested during period	2,184,098	-
Amortization of financing fees	15,456	-
Gain on foreign currency translations	199	4
Amortization of unearned compensation	15,968	13,819
Write off capitalized R&D due to new standard issued	242,351	-
Extension and late payment fees on bridge loans	81,649	-
Excess tax benefits from share-based payment arrangement	(764,434)	-

Changes in assets and liabilities
Decrease in accounts receivable	10,000	(10,000)
(Increase) decrease in prepaid expenses and other current assets	21,173	(95,107)
(Increase) in other assets	(26,521)	(562,604)
Increase in accounts payable and
and accrued expenses	753,399	1,235,622
Total adjustments	2,459,815	2,026,245

Net cash (used in) operating activities	(2,336,201)	(1,756,014)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(50,891)	(546,009)
Acquisitions of fixed assets	(148,761)	(30,805)

Net cash (used in) investing activities	(199,652)	(576,814)

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

		Restated
	2006	2005

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issuances	$705,065	$945,543
Proceeds from stock subscriptions receivable	127,500	-
Proceeds from notes payable - other	658,000	850,000
Proceeds from derivative notes payable and warrants	211,761	350,000
Proceeds from stock option exercise	400	-
Proceeds from notes payable - related party, net	100,137	160,127
Excess tax benefits from share-based payment arrangement	764,434	-
Expenditures for financing fees	-	(30,915)
Amounts due to officers, net	-	(1,435)

Net cash provided by financing activities	2,567,297	2,273,320

NET INCREASE/(DECREASE) IN
CASH AND CASH EQUIVALENTS	31,444	(59,508)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	27,854	87,362

CASH AND CASH EQUIVALENTS - END OF YEAR	$59,298	$27,854

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$55,047	$41,962
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Common stock issued for compensation	$73,750	$19,500

Common stock issued for services	$509,600	$485,329

Common stock issued for issuance costs	$-	$740,000

Exercise of cashless stock options	$-	$150,742

Common stock and warrants issued for derivatives	$-	$1,039,046

Common stock and warrants issued for convertible debt	$-	$350,000

Warrants issued for commitment fee	$-	$139,815

Warrants converted to liability	$422,770	$381,036

Common stock issued for subscription receivable	$-	$127,500

Conversion of note payable - other and accrued interest to common stock	$40,000	$229,789

Use of pledged collateral for settlement of note payable and accrued interest	$431,413	$937,500

Conversion of related party notes payable, accrued salaries payable and accrued interest to common stock	$1,890,012	$-

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 -   ORGANIZATION AND BASIS OF PRESENTATION

Airbee Wireless, Inc. (“Airbee” or the “Company”), was incorporated in Delaware in 2002 to develop and supply cutting edge intelligent software that is generally embedded into microprocessors thereby allowing manufacturers (OEMs) of various products to create advanced wireless communications systems.

Focusing on its core competencies in the design and engineering of advanced, embedded short-range wireless data and voice communications software, the Company believes that it is positioned to play a pivotal role in the convergence of various wireless communications applications through software embedded on silicon and in niche service applications for its software.

In March 2004, Airbee became a member of The ZigBee Alliance which has defined a global standard for reliable, cost-effective, low-power, low data rate, wireless applications. With over 200 international member companies, the ZigBee standard, based on IEEE 802.15.4 standard, is emerging as a dominant wireless standard for a host of industrial controls, telemetry, and in-building and home automation networking needs.

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

As stated in Note 11, the Company amended its previously issued consolidated financial statements for the year ended December 31, 2005 on its report dated September 22, 2006. The Company amended these consolidated financial statements to recognize an additional $61,455 in research and development costs that was improperly capitalized in 2005. In addition, $520,851 was reclassified from Additional Paid-in Capital to Warrants Liability as a result of the secured convertible debenture executed by the Company on December 29, 2005. Finally, an additional $15,150 in amortization expense was recognized as the result in the change in accounting estimate reducing the amortization period of the Company’s intellectual property from sixteen years (the life of a patent) to five years (the estimated life of software). These changes have increased the loss for the year ended December 31, 2005 to $3,782,259 as restated and the accumulated deficit during the development stage to $6,596,625.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has accumulated deficits of approximately $11.39 million and $6.59 million as of December 31, 2006 and 2005, respectively. The Company's operations have been financed primarily through a combination of issued equity and debt. For the years ended December 31, 2006 and 2005, the Company had net losses of approximately $4.79 million and $3.78 million, respectively, and cash used in operations of approximately $1.58 million and $1.76million.

The Company regularly evaluates its working capital needs and existing burn rate to make appropriate adjustments to operating expenses. On April 26, 2005, the Company executed a promissory note in the amount of $750,000 in favor of Montgomery Equity Partners, Ltd (“Montgomery”). Pursuant to the terms of the promissory note, Montgomery disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 was to be disbursed to the Company after the Company’s common stock commenced trading on the Over-the-Counter Bulletin Board market. The promissory note was secured by all of the assets of the Company plus shares of stock of an affiliate of the Company. It had a one-year term and accrued interest monthly at 24% per year. The Company had difficulty adhering to the payment schedule of the note and entered into a settlement agreement with Montgomery to satisfy the note with the liquidation of the pledged shares. On December 29, 2005, the Company executed a $500,000 convertible debenture with Montgomery Equity Partners, Ltd. Pursuant to its terms, Montgomery disbursed $350,000 to the Company with the remaining $150,000 to be disbursed after the Company’s common stock commenced trading on the Over-the-Counter Bulletin Board market and two days before the Company files a Form SB-2 with the U.S. Securities and Exchange Commission. The convertible debenture has a two-year term and accrues monthly interest at 15% per year. As more fully disclosed in Note 13 - Subsequent Events, Montgomery disbursed the remaining $150,000 on April 9, 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of Airbee Wireless, Inc. and its wholly owned subsidiaries Airbee Wireless (Pte.) Ltd., located in Singapore, and Airbee Wireless (India) Pvt. Ltd., located in India, for the years ended December 31, 2006 and 2005 respectively (“Airbee” or the “Company”). The Singapore subsidiary was closed in 2006 and its net assets transferred to the Company’s India subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation. Accounts denominated in non-U.S. currencies have been re-measured using the U.S. Dollar as the functional currency.

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

Intangible assets pertain to the Company’s intellectual property, more specifically software code for both IEEE 802.15.4 and the ZigBee standard version 1.0 and to the 2006 ZigBee standard version 1.1.

The software serves as the core code (i.e., one of the key building blocks) for current and future products that must comply with these international standards. Hence, core software based upon the global standards of IEEE and ZigBee to enable the rest of our software to function has an undefined, but not necessarily infinite, useful life. Management, with the assistance of its technical staff, has determined that this specific intellectual property should be amortized beginning in the second quarter of 2005 in accordance with SFAS No. 86. The status of that intellectual property is reviewed for impairment annually or more frequently if events and circumstances indicate that the asset may be impaired. With the release of the ZigBee 2006 standard in September 2006, it was determined that 30% of the previously capitalized research & development costs should be written off. The Company believes that at this point in time, any further determination of impairment is impractical because (a) the IEEE 802.15 global standard was only finalized in October 2003; (b) the ZigBee global standard was only finalized on September 23, 2006; and (c) the Company’s software written in conformity with both global standards is vital to making the rest of its software function and therefore be in compliance with these global standards.

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

Prepaid Financing Costs

Prepaid financing costs of $75,000 were incurred in connection with the note payable to Montgomery Equity Partners, Ltd. (see discussion below in Note 5) and were originally amortized over the life of the note payable (12 months). As a result of the September 2005 settlement agreement, the balance of the prepaid costs was written off and $75,000 was included in amortization expense.

Deferred Financing Costs
Deferred financing fees were incurred in connection with the convertible debenture to Montgomery Equity Partners, Ltd. (see discussion below in Note 5). These will be amortized over the life of the convertible debenture (24 months). During the twelve months ended December 31, 2006, the Company recognized $15,456 in deferred financing costs.

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

Income Taxes

Income tax benefit is computed on the pretax loss based on current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and its financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the years ended December 31, 2006 and 2005, respectively.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expensed all costs incurred in connection with the start-up and organization of the Company.

Advertising

The Company’s policy is to expense the costs of advertising as incurred. The Company had no such cost for the years ended December 31, 2006 and 2005 respectively.

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at December 31, 2006 and 2005 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred losses since inception as a result of funding its research and development, including the development of its intellectual property portfolio which is key to its core products.

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31, 2006	December 31, 2005

Net Loss	($4,796,016)	($3,782,259)

Weighted-average common shares outstanding (Basic)	69,911,684	45,421,470

Weighted-average common stock Equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	69,911,684	45,421,470

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

Derivative Instruments

The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivative features. The Company accounts for these derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense). As of December 31, 2006, the fair value of derivatives was $639,806, a decrease of $399,240 from December 31, 2005. The Company had a net gain of $562,266 for the year ended December 31, 2006 and an additional derivative recorded during the year with a fair value of $163,026. The Company has included these as a component of net gain on derivatives in the Other Income (Expense) section of its Consolidated Statements of Operations.

Stock-Based Compensation

Employee stock awards prior to periods beginning January 1, 2006 under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure,” an amendment of SFAS No. 123.

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. Amortization expense for the years ended December 31, 2006 and 2005 was $15,968, and $13,819, respectively.

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

Effective December 31, 2005, the Company adopted the provisions of Financial Accountings Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated. The Company recognized stock-based compensation awards issued under the Company’s stock option plans in the stock option compensation expense line item of the Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company’s financial statements.

SFAS No. 123(R) requires disclosure of pro-forma information for periods prior to the adoption. The pro-forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for the period prior to the adoption of SFAS No. 123(R), and the actual effect on net income and earnings per share for the period after the adoption of SFAS No. 123(R).

	Twelve Months Ended
	12/31/06	12/31/05

Net loss, as reported	4,796,016	3,782,259

Add: Stock-based employee compensation expense included in reported net income,
net of related tax effects	2,184,098	-

Deduct: Total stock-based employee compensation expense determined under fair value
based method for all awards, net of related tax effects	(2,184,098)	(5,960,741)

Net income, pro forma	4,796,016	(2,178,482)

Earnings per share:

Basic, as reported	$0.07	$(0.05)

Basic, pro forma	$0.07	$(0.05)

Diluted, as reported	$0.07	$(0.05)

Diluted, pro forma	$0.07	$(0.05)

For the purpose of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	12/31/06	12/31/05

Dividend yield	0.00%	0.00%

Expected volatility	152.64%	136.58%

Risk-free interest rate	4.00%	4.00%

Expected life in years	3.00 - 4.25	3.50 - 4.42

The following table summarizes the stock option activity for the twelve months ended December 31, 2006 and 2005:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding, December 31, 2004	46,749,096	0.15230	3.88

Options granted	3,090,000	0.59800	4.43

Options reinstated	-	-	-

Options exercised	7,249,086	0.02830	2.00

Options forfeited or expired	2,250,000	0.22000	3.88

Outstanding, December 31, 2005	40,340,010	0.20500	3.32

Options granted	4,138,000	0.28680	4.20

Options reinstated	-	-	-

Options exercised	10,000,000	0.00004	0.62

Options forfeited or expired	41,000	0.32000	4.01

Outstanding, December 31, 2006	34,437,010	0.27420	3.04

Options exercisable, December 31, 2006	23,857,510	0.26370	2.93

Product Warranty

The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the years ended December 31, 2006 and 2005, respectively.

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

The identifiable intangible assets presented on the consolidated balance sheet represent the intellectual property that was capitalized post-technological feasibility. Management will continue to monitor and assess any impairment charges against those assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Beginning with the second quarter of 2005, the Company began amortizing its intellectual property costs over a five year period. The amortization amount for the current quarter is calculated based upon the ending balance of intellectual property from the preceding quarter. The amount amortized for the year ended December 31, 2006 was $30,200. In addition, the Company impaired $34,986 of intellectual property for the year ended December 31, 2006.

The capitalized research and development costs pertain to the development of the Company’s software stack to meet the ZigBee 1.0 standard, which was superseded by ZigBee standard 2006 in September 2006. The ZigBee 2006 standard was not 100% backwards-compatible with the ZigBee 1.0 standard. The Company determined that 30% of its ZigBee 1.0 compatible stack was not transferable to the newer standard and wrote off $173,294 in the fourth quarter. In addition, the Company wrote-off $34,071 of other research and development capitalizeed costs in the fourth quarter. The Company began amortizing its capitalized research and development costs in the fourth quarter of 2006 over a three-year period, or $33,696 per quarter.

The main components of intangible assets are as follows:

	Twelve Months Ended December 31, 2006
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$116,090	$52,850	$63,240
Capitalized Research & Development	404,352	33,696	370,656
Total Intangible Assets	$520,442	$86,546	$433,896

	Twelve Months Ended December 31, 2005
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$151,076	$22,650	$128,426
Capitalized Research & Development	560,826	-	560,826
Total Intangible Assets	$711,902	$22,650	$689,252

Currency Risk and Foreign Currency Translation

The Company transacts business in currencies other than the U.S. Dollar, primarily the Singapore Dollar (until 2006) and the Indian Rupee. All currency transactions occur in the spot foreign exchange market and the Company does not use currency forward contracts, currency options, currency borrowings, interest rate swaps or any other derivative hedging strategy at this point in time.

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company implemented the revised standard in the first quarter of fiscal year 2006. Previously, the Company accounted for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(e)). FASB 123R had a material impact on its results or financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to position taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect the adoption of FIN 48 will have but believes it will not have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumption that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 will have a material impact on it financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the under funded or over funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS No. 158 will have a material impact on its financial position or results of operations.

Reclassifications

Certain amounts for the year ended December 31, 2005 have been reclassified to conform to the presentation of the December 31, 2006 amounts. The reclassifications have no effect on net income for the years ended December 31, 2005.

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

NOTE 4-   FIXED ASSETS

Fixed assets consist of the following at December 31, 2006 and 2005:

	2006	2005

Computer and office equipment	$95,572	$89,291

Leasehold improvements	143,784	1,304

Less: accumulated depreciation and amortization	(55,487)	(24,068)

Net book value	$183,869	$66,527

Depreciation expense for the years ended December 31, 2006 and 2005 was $31,419 and $15,722, respectively.

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

On April 20, 2005, the Company executed a promissory note for $750,000 to Montgomery Equity Partners, Ltd. Pursuant to the terms of the promissory note, Montgomery Equity Partners disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 was to be disbursed to the Company after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board. The promissory note was secured by substantially all of the assets of the Company and shares of stock of an affiliate of the Company. The promissory note had a one-year term and accrued interest monthly at 24% per year. The Company had difficulty meeting the payment schedule called for by the promissory note and by virtue of a settlement with the lender, the obligation, which together with interest and liquidated damages totaled $937,500, is being repaid by the affiliate’s collateral. Because the settlement with the lender permits it to take any action necessary to recover any deficiency should liquidation of the pledged shares fail to recoup the entire agreed payoff amount, the Company continues to recognize this liability on its balance sheet. As of December 31, 2006, the lender has sold 2,841,194 of the 9.4 million pledged shares and realized net proceeds of $661,202, leaving an outstanding balance of $276,298, which appears as Montgomery settlement liability on the balance sheet.

On July 28, 2006, the Company executed a promissory note for $58,000 to Sharanpreet Singh. The promissory note was due on or before March 31, 2007 and bore interest at the rate of 8% per annum. The note had a conversion feature exercisable at the holder’s option. On December 31, 2006, the note had accrued interest totaling $1,983. The holder exercised his option to convert the note in January 2007 and on January 17, 2007 the Company issued 446,109 shares of common stock in full payment of principal and accrued interest.

In September 2005, a former director loaned the Company $100,000 in return for an unsecured demand promissory note. The terms of the note provide for interest at 6.5% per annum. Payment of the note is guaranteed by an affiliate of the Company. On September 19, 2006, the Company issued its promissory note for $100,000 due December 31, 2006 to replace the prior note. The terms of the note provide for interest at 10.0% per annum. The note is secured by 555,555 pledged shares of stock which are held by an escrow agreement pursuant to a written escrow agreement. Payment of the promissory note has been extended to April 30, 2007 with the consent of the holder.

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

The convertible debenture is secured by substantially all of the assets of the Company, pledged shares of stock of three affiliates of the Company, and 13.5 million pledged shares of stock (which are not counted as outstanding shares until converted pursuant to the terms of the Stock Purchase Agreement and Escrow Agreement that were part of this transaction). The pledged shares are held by an escrow agent, who is Montgomery’s general counsel, a partner of Montgomery’s general partner and Montgomery’s attorney of this transaction, pursuant to a written escrow agreement. The convertible debenture has a two-year term and accrues interest monthly at 15% per year. In connection with this transaction, the Company executed an Investor Registration Rights Agreement by which it agreed to file a registration statement with the SEC for at least the pledged shares held by the escrow agent and the 2 million warrants. The registration statement was to be filed within 30 days of the execution of the convertible debenture and declared effective within 90 days of filing. Failure to file or be declared effective within the agreed timeframe subjected the Company to liquidated damages equal to two percent (2%) of the liquidated value of the convertible debenture ($7,000) for each thirty (30) day period after the scheduled filing or effective date deadline. By agreement, the filing and effective date deadlines were extended to April 30, 2007 and July 30, 2007, respectively. See Note 13 - Subsequent Events.

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

Changes in the fair value of the embedded and freestanding warrants with a variable price (derivatives) are calculated at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense). As of December 31, 2006, the fair value of the embedded derivative had decreased to $300,740 and the Company recognized a net gain on derivative of $359,226.

The allocation of the proceeds of the convertible debenture to the warrants with a fixed exercise price and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $109,597 and $240,403, respectively. The discount on debt of $350,000 is being amortized to interest through December 31, 2007 using the effective interest method. The unamortized discount on debt at December 31, 2006 is $175,000.

The freestanding warrants with a variable exercise price (derivatives) and fixed warrants issued in connection with the $500,000 convertible debenture were initially valued at $379,080 and $109,597, respectively based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock	$0.32
Exercise price	$0.13
Dividend yield	0.00%
Risk free interest rate	4.00%
Expected volatility	115%
Expected life	3 Years

Changes in the fair value of the embedded and freestanding warrants with a variable price (derivatives) are calculated at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense). As of December 31, 2006, the fair value of the freestanding warrants derivative had decreased to $171,821 and the Company recognized a net gain on derivative of $207,259.

Bridge Loan Derivatives

Between April 16, 2006 and May 5, 2006, five accredited investors accepted the Company’s term sheet for convertible senior secured bridge loans by providing a total of $115,000 cash to the Company. The terms of these bridge loans are: interest at 12% per annum, compounded monthly; repayable in ninety (90) days but the Company has the option of extending for another 30 days for a fee of 8% of the amount provided the Company; these five accredited investors have the option to convert their bridge loans to restricted shares of common stock at an exercise price of the lower of the average closing bid price of the Company’s stock for the five trading days preceding the date of the conversion or the market price of the stock on the trading day preceding the conversion. The Company exercised its option to extend the term for an additional thirty (30) days for these five loans. If the bridge loans are not repaid or converted by the end of their terms plus the optional extension, the Company will pay a penalty of 10% of the dollar value of the amount outstanding; the Company will pay an additional 10% penalty for each quarter thereafter that the bridge loans remain unpaid. These five accredited investors also received warrants to purchase common stock at the ratio of 1 common share for each $2.00 loaned. All warrants have a three year term and an exercise price of $0.50 per share. The warrants and any shares converted have piggyback registration rights. The Company has not repaid the bridge loans and the outstanding balance including accrued interest and penalties is $163,026. As a result of the conversion rights associated with these bridge loans, the Company recorded these bridge loans as a derivative liability valued at $167,245. The loss on this derivative for the year was $4,219.

NOTE 6-    PROMISSORY NOTES - RELATED PARTY

The Company entered into promissory notes with some of its officers who have amounts outstanding with the Company. These amounts accrue interest at varying rates between 6.0% and 12.0% annually. As of December 31, 2006 and 2005, the Company has $100,130 and $1,216,738, respectively, outstanding under these notes, plus $21,779 and $57,234, respectively, in accrued interest. By direction of the Board of Directors, the December 31, 2005 balances (except for demand promissory notes due two officers) were converted to equity issued in January 2006 when the Company issued 6,498,527 restricted shares to its officers. In addition to the promissory notes and accrued interest, the conversion to equity also included accrued salaries payable. With the exception of a promissory note due to an officer in the amount of $40,443 due March 31, 2007, the remaining notes are demand notes. All such notes are therefore reflected as current liabilities on the consolidated balance sheets. The notes relate to services rendered or funds loaned to the Company.

NOTE 7-    ROVISION FOR INCOME TAXES

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

At December 31, 2006 and 2005, deferred tax assets consist of the following:

	December 31,
	2006	2005
Deferred tax asset	$3,977,951	$2,308,819
Less: valuation allowance	(3,977,951)	(2,308,819)
Total	$-	$-

At December 31, 2006 and 2005, the Company had accumulated deficits in the approximate amount of $11,365,574 and $6,596,625, respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8-    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2006 and 2005 consist of the following:

	December 31,
	2006	2005
Accounts payable	$850,429	$717,708
Accrued salaries payable	718,329	732,917
Accrued interest payable	70,615	65,529
Accrued payroll liabilities	67,801	-
Deferred tax liability (India)	363	177
Reimbursements owed to officers	-	71,582
Total	$1,707,537	$1,587,913

Trade accounts payable are paid as they become due or as payment terms are extended with the consent of the vendor. At December 31, 2006, one vendor, MindTree Consulting Pvt. Ltd. (“MindTree”), accounted for 44% of the Company’s accounts payable. The Company and MindTree entered into a repayment agreement more fully described in Note 9.

NOTE 9-    STOCKHOLDERS’EQUITY

The Company has 200,000,000 shares of common stock, par value $0.00004, authorized at December 31, 2006.

At December 31, 2006, the Company has 94,169,418 common shares issued, 14,142,511 shares held in escrow, 997,045 shares in treasury, and 79,029,862 shares outstanding.

The following stock transactions occurred in 2006:

Effective January 1, 2006, the Company issued options to purchase 250,000 shares of common stock to an individual in conjunction with his re-appointment to the board of directors. The options vest over one year in equal quarterly installments. The options are exercisable at $0.32 per share for a period of five years from the date of issuance. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The director received information concerning the Company and had the ability to ask questions about the Company.

Effective January 1, 2006, the Company issued options to purchase 3,000,000 shares of common stock to two executive officers of the Company exercisable at $0.32 per share. The options are exercisable until January 1, 2011. The options vest over four years in equal installments. The options are exercisable at $0.32 per share for a period of five years from the date of issuance. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officers received information concerning the Company and had the ability to ask questions about the Company.

Effective January 1, 2006, the Company issued options to purchase 215,000 shares of common stock to 28 employees of the Company’s India subsidiary exercisable at $0.32 per share. The options are exercisable until January 1, 2011. The options vest over four years in equal installments on the anniversary date. The options are exercisable at $0.32 per share for a period of five years from the date of issuance. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legends restricting their transferability absent registration or applicable exemption. The employees received information concerning the Company and had the ability to ask questions about the Company.

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

Throughout the quarter ended June 30, 2006, the Company issued 301,263 restricted shares of common stock to 3 accredited investors for cash totaling $60,000. In addition, the Company issued 120,504 warrants to these investors at strike prices of $0.45 per share. The warrants will expire at varying dates from December 7, 2007 through December 22, 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

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

Throughout the quarter ended September 30, 2006, the Company issued 1,077,722 restricted shares of common stock to 10 accredited investors for cash totaling $189,000. In addition, the Company issued 718,901 warrants to these investors at strike prices ranging between $0.40 and $0.49 per share. The warrants will expire at varying dates from January 7, 2008 through March 27, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On October 24, 2006, the Company issued 166,667 restricted shares to an accredited investor in return for his assistance in obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $30,000 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On November 27, 2006, the Company cancelled the 1,000,000 shares issued to an organization on September 7, 2006 for services upon discovering the organization failed to disclose material information about its principal. The contract with said organization was cancelled ab initio.

In December 2006, the Company retroactively issued 75,991 restricted shares to an executive officer which should have been included in the January 12, 2006 issuance. The shares were issued in payment of accrued salary valued at $18,750 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officer received information concerning the Company and had the ability to ask questions about the Company.

On December 15, 2006, the Company issued 2,000,000 restricted shares to two accredited investors as a result of the Company’s inability to repay the bridge loan provided by these accredited investors before December 15, 2006. The value of this penalty was $320,000 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

Throughout the quarter ended December 31, 2006, the Company issued 2,194,852 restricted shares of common stock to seven accredited investors for cash totaling $348,000. In addition, the Company issued 2,181,155 warrants to these investors at strike prices ranging between $0.39 and $0.42 per share. The warrants will expire at varying dates from April 3, 2008 through December 27, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

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

Stock Option Plan and Warrants

In August 2002 the Company’s Board of Directors established the Airbee Wireless, Inc. 2002 Stock Option Plan (the “2002 Option Plan”). The Board authorized up to 75,000,000 common shares (post-split) to be authorized and issued to officers and employees. In 2003 the Company’s Board of Directors established the Airbee Wireless, Inc. 2003 Stock Option Plan (the “2003 Option Plan”) authorizing up to 4,000,000 common shares (post-split) to be issued to outside directors.

Since inception, the Company has granted post-split options under the 2002 Option Plan representing 58,603,000 shares of which 21,874,990 options have been exercised (10,000,000 shares exercised in 2006, 7,249,086 shares exercised in 2005). Of the total shares exercised, 11,874,990 were exercised as cashless options resulting in 10,877,945 shares of stock. In the cashless exchanges, 997,045 shares of stock were recorded as treasury stock. All of these options were granted to officers and key employees of the Company.

Under the Black-Scholes option pricing model, the total value of the stock options granted in 2005 is reflected for pro forma presentation because the Company followed APB 25 for the expensing of its stock options. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss. The Company implemented SFAS No. 123(R), “Accounting to Stock-Based Compensation” for 2006 and accordingly expensed the options granted to employees using the Black-Scholes option-pricing model.

The following tables summarize the Company’s 2002 Option Plan:

	Year Ended December 31, 2006
	Number of Options	Weighted-average exercise price
Outstanding - beginning of period	40,340,010	$0.2050
Granted below fair value	-	-
Granted at fair value	4,138,000	0.2868
Converted	10,000,000	0.00004
Non-vested options forfeited	41,000	0.3200
Outstanding - end of period	34,437,010	$0.2742
Exercisable at end of period	23,857,510	$0.2637

	Year Ended December 31, 2005
	Number of Options	Weighted-average exercise price
Outstanding - beginning of period	46,749,096	$0.1523
Granted below fair value	-	-
Granted at fair value	3,090,000	0.5980
Converted	7,249,086	0.0283
Non-vested options forfeited	2,250,000	0.2200
Outstanding - end of period	40,340,010	$0.2050
Exercisable at end of period	24,595,010	$0.1508

The following tables summarize the Company’s 2003 Option Plan:

	Year Ended December 31, 2006
	Number of Options	Weighted-average exercise price
Outstanding - beginning of period	150,000	$0.2200
Granted below fair value	-	-
Granted at fair value	250,000	0.3200
Converted	-	-
Non-vested options forfeited	-	-
Outstanding - end of period	400,000	$0.2825
Exercisable at end of period	400,000	$0.2825

	Year Ended December 31, 2005
	Number of Options	Weighted-average exercise price
Outstanding - beginning of period	-	$-
Granted below fair value	150,000	0.2200
Granted at fair value	-	-
Converted	-	-
Non-vested options forfeited	-	-
Outstanding - end of period	150,000	$0.2200
Exercisable at end of period	150,000	$0.2200

For disclosure purposes, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, which approximates fair value, with the following weighted-average assumptions used for stock options granted in 2005: no annual dividends, volatility of 115.39%, risk-free interest rate of 4.00%, and expected life of 5 years.

The stock options vest over a period of 4 to 6 years upon the granting pursuant to the employees respective employment agreements. The Company anticipates that the remaining options available are anticipated to be held until they are fully vested. For 2005, the average years remaining on the options was 3.37. These represent the weighted average contractual life of the options. If compensation expense for the Company’s stock-based compensation plans had been determined consistent with SFAS 123, the Company’s net income and net income per share including pro forma results would have been the amounts indicated below:

	Year Ended December 31,
	2006	2005
Net loss:
As reported	$(4,796,016)	$(3,782,259)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	-	(1,514,881)
Pro forma	$(4,796,016)	$(5,297,140)
Net loss per share:
As reported
Basic	$(0.07)	$(0.08)
Diluted	$(0.07)	$(0.08)
Pro forma
Basic	$(0.07)	$(0.12)
Diluted	$(0.07)	$(0.12)

The Company issued 3,802,763 and 2,281,154 warrants as of December 31, 2006 and 2005, respectively, exclusive of the 2,000,000 warrants issued to Montgomery on December 29, 2005 accounted for as derivatives (See Note 5). These warrants were issued in connection with various private placements of stock with qualified investors, except for 200,000 warrants issued to Cornell Capital Partners, LP in April 2005 as part of the one-time commitment fee in connection with the now-terminated Standby Equity Distribution Agreement. These Cornell warrants have been valued using the Black-Scholes option-pricing model, which approximates fair value. The Company has recognized an expense of $139,815. A total of 1,750,000 of warrants issued prior to December 31, 2003 were exercised as of December 31, 2005. The Company also issued 50,000 warrants in connection with a note payable to a non-related third party in October 2002. These warrants were exercised in October 2005. None of the warrants issued during 2006 have been exercised.

The Company has the following warrants exercisable for the purchase of its common stock.

		Year Ended December 31,
Exercise Price	Expiration Date	2006	2005
$ 1.00	August 31, 2007	-	6,250
1.75	August 31, 2007	-	6,250
2.75	August 31, 2007	-	6,250
0.36	September 7, 2006	-	71,429
0.48	September 11, 2006	-	25,000
0.48	September 11, 2006	-	7,500
0.48	September 11, 2006	-	25,000
0.48	September 11, 2006	-	50,000
0.48	September 11, 2006	-	17,500
0.83	December 11, 2006	-	5,301
0.82	December 20, 2006	-	4,568
0.65	March 1, 2007	-	25,000
0.98	March 1, 2007	-	13,699
0.65	March 1, 2007	-	25,000
0.85	March 2, 2007	-	20,000
0.80	March 2, 2007	-	54,545
0.85	March 4, 2007	-	16,667
0.80	March 8, 2007	-	18,182
0.80	March 8, 2007	-	9,091
0.76	March 28, 2007	-	58,824

0.77	April 8, 2007	-	19,231
0.77	April 9, 2007	-	9,615
0.77	April 9, 2007	-	13,462
0.80	April 10, 2007	-	18,182
0.75	April 13, 2007	-	40,000
0.70	April 18, 2007	-	44,444
0.001	April 20, 2007	-	200,000
0.64	April 27, 2007	-	25,641
0.69	May 10, 2007	-	22,727
0.60	May 19, 2007	-	142,857
0.58	May 23, 2007	-	30,303
0.55	May 30, 2007	-	16,666
0.42	June 2, 2007	-	60,606
0.82	June 19, 2008	-	5,333
0.44	June 13, 2007	-	52,632
0.401	June 19, 2007	-	330,000
0.54	June 28, 2007	-	17,241
0.54	June 30, 2007	-	17,241
0.56	June 30, 2007	-	250,000
0.69	July 5, 2007	-	22,727
0.21	December 27, 2008	-	476,190
0.20	December 29, 2008	-	1,000,000
0.30	December 29, 2008	-	500,000
0.001	December 29, 2008	-	500,000
0.50	July 24, 2007	60,000	-
0.53	August 22, 2007	7,143	-
0.51	August 21, 2007	4,000	-
0.53	August 22, 2007	10,714	-
0.53	August 22, 2007	10,714	-
0.51	August 21, 2007	4,000	-
0.51	September 28, 2007	4,616	-
0.24	September 16, 2007	41,667	-
0.48	September 30, 2007	4,348	-
0.50	April 16, 2009	10,000	-
0.50	April 18, 2009	10,000	-
0.50	April 18, 2009	12,500	-
0.50	April 18, 2009	12,500	-
0.50	April 27, 2009	12,500	-
0.50	May 18, 2009	577,500	-
0.45	December 8, 2007	50,505	-
0.45	December 19, 2007	20,000	-
0.45	December 22, 2007	50,000	-
0.49	January 7, 2008	33,333	-
0.44	February 6, 2008	21,053	-
0.43	February 16, 2008	44,444	-
0.43	February 15, 2008	11,111	-
0.43	February 16, 2008	11,111	-
0.43	February 15, 2008	22,222	-

0.41	August 22, 2008	40,738	-
0.40	August 28, 2008	266,667	-
0.43	March 20, 2008	88,889	-
0.45	September 24, 2008	36,000	-
0.41	March 25, 2008	10,000	-
0.43	September 27, 2008	133,333	-
0.42	April 3, 2008	2,367	-
0.40	April 11, 2008	13,333	-
0.40	October 9, 2008	781,250	-
0.40	October 9, 2008	781,250	-
0.40	November 20, 2008	133,333	-
0.42	May 26, 2008	47,059	-
0.42	June 3, 2008	4,706	-
0.41	June 17, 2008	75,000	-
0.39	December 20, 2008	142,857	-
0.40	December 27, 2008	100,000	-
0.40	December 27, 2008	100,000	-
Total Warrants Issued		3,802,763	4,281,154
Warrants Expired in 2006		-	206,298
Total Warrants Outstanding		3,802,763	4,074,856

As a result of the variable-share conversion feature of the December 29, 2005 secured convertible debenture with Montgomery (see Note 5 above), the Company is required to report the fair value of all outstanding warrants as a liability on its balance sheet pursuant to EITF 00-19. The table below summarizes the fair value of all outstanding warrants as of December 31, 2006 and 2005. The fair value of the warrants was determined using the Black-Scholes option pricing model.

	Year Ended December 31,
	2006	2005
Cornell Capital warrants issued April 2005	$139,815	$139,815
Montgomery Equity Partners warrants issued December 2005	109,597	109,597
All other warrants issued	438,761	271,439
Total warrants liability	$688,173	$520,851

NOTE 10-   COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment agreements with key members of management and some officers. Most of these employment agreements are for a period of three to five years; renewals of the employment agreements for the CEO and President have been for one year terms. As part of the employment agreements, the Company has granted stock options to these individuals that vest over a three to five-year period of time. The Company, in an effort to incentivize its officers, granted additional options and accelerated the vesting schedules.

Lease Agreements

A subsidiary, Airbee Wireless (India) Pvt. Ltd., has entered into a three-year lease agreement for office space in Chennai, India. Monthly rent in the US Dollar equivalent is $4,490. The lease runs from July 2006 through June 2009.

Repayment Agreement

MindTree Consulting Pvt. Ltd. (“MindTree”), an India corporation, provided services to the Company under a Time and Materials Contract dated March 30, 2005 (the T&M Contract”). On a monthly basis, MindTree invoiced the Company for work it performed. Payment terms were net 30. The Company was unable to pay the invoices as they became due and, by informal agreement, extended the repayment terms monthly. On December 15, 2005, the Company entered into a written agreement with MindTree by which it agreed to pay MindTree $200,000 on or before December 23, 2005 and $100,000 per month on the last business day of each succeeding month until the outstanding indebtedness of approximately $580,000 was fully paid. The Company’s performance was secured by the software code MindTree developed under the T&M Contract. If the Company defaulted in making any payment when due and such default was not cured within five business days after receipt of a notice of default, MindTree would be entitled to co-own the software code, with any revenue the Company realized from the software code during the co-ownership period to be split 50-50 with MindTree. If full payment is made, full ownership of the software code reverts to the Company.

To date, the Company has paid MindTree $225,000 pursuant to this agreement. MindTree has not yet issued any notice of default. By a series of additional agreements, the payment deadline has been extended to July 31, 2007. The Company expects to complete or substantially complete the repayment by the July 31st deadline. MindTree has indicated that if repayment of the indebtedness is substantially complete it will agree to an additional extension of the agreement

Bad Debt Expense

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

By mutual agreement the Merger Agreement was rescinded in August 2005. The shares of the Company’s common stock that formed part of the consideration for the Merger Agreement have been retroactively canceled and are reflected in these financial statements. Subsequent to the execution of the rescission agreement, Identity refused to repay the advances of $535,000. The Company believes it is owed the money and that Identity has an obligation to return the monies advanced. The Company is prepared to take all actions necessary to recover the funds.

In accordance with generally accepted accounting principles the Company has elected to expense this amount as a bad debt in the current period and will recognize future recoveries in the periods received. By doing so, the Company does not waive or in any way diminish any of its rights to the funds advanced to Identity, all of which are expressly reserved.

Guarantees

As mentioned in Note 6, above, on March 12, 2003 and April 30, 2003, Sundaresan Raja advanced approximately $22,659 and $17,784, respectfully, to Airbee Wireless (India) Pvt. Ltd. (“Airbee India”), the Company’s wholly-owned subsidiary in India. Airbee India has issued Mr. Raja a promissory note due on demand. The note accrues interest at 11.25% per year, which is below the local Indian market rates of 14% to 16%. On June 20, 2005, Mr. Raja advanced approximately $11,100 to Airbee India, which has issued Mr. Raja another demand promissory note. This note accrues interest at 12.0% per year, which is below the local Indian market rates of 14% to 16%. At December 31, 2006, $51,543 was due under the notes, plus accrued interest of $21,547. The Company has guaranteed repayment of the advances.

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

Litigation

On October 3, 2005, Richard Sommerfeld, Jr., the Company’s former chief financial officer (“Sommerfeld”) filed suit against the Company. On December 9, 2005, the Company filed an Answer to the Complaint, Affirmative Defenses and Counterclaims. On January 6, 2006, Sommerfeld amended his claims by filing an Amended Complaint and at the same time joining the Company’s two inside directors, E. Eugene Sharer (President and Chief Operating Officer) and Sundaresan Raja (Chief Executive Officer), and its outside director, Mal Gurian, as individual defendants. On February 7, 2006, the Company denied the primary allegations in the amended complaint by filing its Answer to Amended Complaint, Affirmative Defenses and Counterclaims. The individual defendants moved to dismiss Sommerfeld’s claims, and their motion was granted on June 9, 2006 and affirmed on reconsideration on July 24, 2006.

For a complete discussion of the claims and counterclaims in this action, please see the Litigation section of Note 9 to the Financial Statements in our Form 10-KSB/A for the year ended December 31, 2005.

The parties were engaged in discovery for much of 2006 which is almost complete. The Company is vigorously defending this lawsuit and prosecuting its counterclaims. At this stage of the litigation, it is not possible to predict the outcome of this case with any certainty. Trial has been scheduled for July 2007.

NOTE 11-   GOING CONCERN

As shown in the accompanying consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2006 and 2005. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 13-   SUBSEQUENT EVENTS

On April 5, 2007, the Company and Montgomery Equity Partners, Ltd. (“Montgomery”) executed an Amended and Restated Secured Convertible Debenture, which reduced the amount of the December 29, 2005 Secured Convertible Debenture to $350,000 from $500,000. The remaining terms and conditions are unchanged. The Company and Montgomery executed a new secured convertible debenture, due December 29, 2007, in the amount of $150,000 with interest at the rate of 15% per annum payable monthly which funds the balance of the Stock Purchase Agreement dated December 29, 2005. The conversion price provisions are identical to those contained in the December 29, 2005 Secured Convertible Debenture as are all other material terms and conditions. Finally, the parties executed Amendment No. 3 to the Investor Registration Rights Agreement by which it was agreed the Company would prepare and file a Form SB-2 covering at a minimum the conversion shares to be issued upon conversion and the 2 million warrants issued in connection with the December 29, 2005 Secured Convertible Debenture no later than April 30, 2007 and would use its best efforts to have said Form SB-2 declared effective by July 30, 2007. All other terms and conditions of the Investor Registration Rights Agreement, as amended, are unchanged and remain in full force and effect. No new or additional shares were reserved or escrowed in this transaction.

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

  The Company has previously identified certain internal control deficiencies that we consider to be material weaknesses. These consist of (1) inadequate communication leading to the untimely filing of a current report with the Securities and Exchange Commission in January 2005 and (2) certain accounting and disclosure matters. The accounting and disclosure deficiencies were: (1) a failure to amortize capitalized intellectual property costs and (2) improper accounting of unearned compensation arising from the issuance of stock options below market value. The accounting deficiencies are principally due to the Company’s transition from a private company to a public reporting company. Prior to going public the Company amortized capitalized intellectual property costs and accounted for unearned compensation arising from the issuance of stock options below market value contrary to the requirements of SFAS 86 and SFAS 123, respectively, as such accounting methods were not required by a private entity. Subsequent to going public, the Company’s controller recognized the necessity to account for these items in accordance with SFAS 86 and SFAS 123.

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

 While the Company has implemented an accounts analysis procedure and hired additional personnel, the abovementioned material weaknesses will not be considered remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. The Company expects to complete its analysis by the end of the fiscal year ending December 31, 2007. Costs of the controller and finance manager and the practices implemented thus far are approximately $120,000 per year, consisting mainly of the controller’s and finance manager’s salaries and the public reporting costs of additional disclosure.

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

ITEM 8B.   OTHER INFORMATION

None.
PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualified. Our officers are appointed by our directors.

Our directors and executive officers and their ages are as follows:

Name	Age	Position
Sundaresan Raja	44	Chief Executive Officer, Director
E. Eugene Sharer	73	President, Chief Operating Officer, Secretary, Director
Ramanujam Satagopan	42	Vice President & Chief Technology Officer
Srinivasan Krishnamurthy	48	Vice President-Business Development
David L. McCartney	51	Vice President - Sales and Marketing
V.V. Sundaram	67	CEO, Airbee Wireless (India) Pte Ltd.
Mal Gurian	80	Director

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

E. Eugene Sharer. Mr. Sharer has served as our Chief Operating Officer and a Director since our founding in 2002. Prior to joining our company, Mr. Sharer worked for more than 17 years as President and/or Chief Operating Officer of information technology companies, most recently as President and Vice Chairman of Complete Wellness Centers, Inc., a public health care company, from March 1996 to February 1999. From February 1999 through August 2002 he formed Sharer Associates, Inc., a management consulting company. From 1999 to 2004 Mr. Sharer has served as a director of Digital Dominion, a financial services technology company. From 1991 to 1995, he was president of ROW Sciences, a government contracting firm specializing in supporting the FDA and the Department of Health and Human Services. He was President of Calculon Corporation from 1985 to 1989 and Director of the ORI Group. Prior to that, he was executive Vice President and Director of Iverson Technologies, a specialized computer manufacturer from 1989 to 1991. He was Vice President of Systems Group, Computer Sciences Corporation from 1981 to 1985 and served with IBM in various management positions. He has also served on the Executive Committee of the Technology Council of Maryland and served two terms on the Industrial and Professional Advisory Committee of Penn State’s Department of Computer Science and Engineering. He graduated from Penn State with a BS (Electrical Engineering) and did graduate work at Syracuse University.

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

  V.V Sundaram. Mr. Sundaram has responsibility for all aspects of development and release of the company’s software product suite for short-range wireless voice and data communications. He spent the last 10 years with Covansys Corp. as Managing Director and CEO of Offshore Operations, Board Member of Covansys-India, Covansys-Singapore and Covansys-UK with direct responsibility for an offshore operation. Prior to Covansys, he worked for British Petroleum in Cleveland for 20 years in a variety of positions covering systems, transportation, chemicals, pipeline operations, production, operations analysis, strategic planning and M&A. He holds a B.S in Physics and Mathematics, an MS (Computer Science) from the University of Pittsburgh and an MBA (Finance and Operations Research) from Case Western University.

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

Sriniavasan Krishnamurthy. Mr. Krishnamurthy joined us in July 2004 as Vice President for Business Development and Strategy. Prior to joining us, he was the co-founder and Chief Marketing Officer at OPTIM Systems, Inc. a leader in device monitoring and control applications for communication networks in the telecommunications and enterprise markets. OPTIM was successfully sold to a defense contractor in 2003. He boot strapped this venture and was instrumental in raising millions of dollars in venture capital. As an officer of OPTIM, he conceived, conceptualized and established the product and technology foundation for the business. Prior to launching his entrepreneurial career, Mr. Krishnamurthy held management, marketing, and technology development positions at CONCERT Communications (a wholly-owned subsidiary of British Telecommunications plc), GE/GTE Spacenet & Comsat Corporation. At Concert, he managed global development teams for network engineering of frame relay, ATM and IP services. Prior to that, he was a Product Marketing Manager at GE/GTE Spacenet where he led a team that put together a satellite-based data service in India. While working for Comsat Corp. as Principal-Technical Staff he designed IP networking technologies, IP routing algorithms and network management solutions for multimedia IP LAN/WAN networks. Mr. Krishnamurthy has a patent to his credit and has authored several marketing and technology papers in industry publications. Srini holds a MS (Computer and Information Science) from the New Jersey Institute of Technology and a MS (Electrical Engineering) and a BS (Physics) from Osmania University, Hyderabad, India.

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

Audit Committee

The Company does not presently have an audit committee or an audit committee financial expert on its Board of Directors. The Company has not generated sufficient revenue from its operations nor had the financial ability to attract the requisite Board expertise. We intend to establish an Audit Committee in 2007.

Compensation of Directors

We have no standard arrangement pursuant to which our directors are compensated for services provided as a Director. Our inside directors are currently not compensated for their service on our board of directors. Mr. Gurian, an independent director, receives $2,000 per meeting. He has also been granted an option to purchase 150,000 shares of common stock at $0.22 per share and a second option to purchase 250,000 shares at $0.32 per share. Commencing January 1, 2005 and January 1, 2006, respectively, the options vest over 12 months in four equal installments.

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

The Code of Ethics may also be viewed at the Company’s website (www.airbeewireless.com) and is available at no cost by contacting the Company’s executive offices.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission (“SEC”). Officers, directors, and greater than ten percent beneficial owners are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2006 appear to have been complied with to the best of our knowledge.

ITEM 10.   EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information with respect to all compensation paid or earned for services rendered to the Company during the last fiscal year by our named executive officers who were executive officers of the Company during the years ended December 31, 2006 and 2005 (all of the individuals named in the following table are collectively defined as “Named Executive Officers”).

Summary Compensation Table

Name & Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Sundaresan Raja Principal Executive Officer	2006	175,000	50,000	-	-	-	-	-	225,000
	2005	150,000	50,000	-	-	-	-	-	200,000
E. Eugene Sharer President & COO	2006	150,000	50,000	-	-	-	-	-	200,000
	2005	125,000	50,000	-	-	-	-	-	175,000
David L. McCartney VP, Marketing & Sales	2006	150,000	25,000	-	427,494	-	-	-	602,494
	2005	124,999	16,667	-	269,946	-	-	-	411,612
Srinivasan Krishnamurthy VP, Business Development	2006	100,000	25,000	-	-	-	-	-	125,000
	2005	100,000	25,000	-	-	-	-	-	125,000
V.V. Sundaram CEO, Airbee India	2006	100,000	30,000	-	427,494	-	-	-	557,494
	2005	66,667	18,750	-	1,063,929	-	-	-	1,149,346

Outstanding Equity Awards at Fiscal Year End Table

The table below sets forth information concerning the outstanding equity awards granted to the named executive officers at December 31, 2006.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sundaresan Raja	7,500,000	2,500,000	-	0.22	11/18/2009	-	-	-	-

E. Eugene Sharer	6,000,000	2,000,000	-	0.22	11/18/2009	-	-	-	-

David L. McCartney	1,000,000	-	-	0.32	3/1/2010	-	-	-	-
	375,000	1,125,000	-	0.32	1/1/2011	-	-	-	-

Srinivasan Krishnamurthy	2,250,000	750,000	-	0.38	7/1/2009	-	-	-	-
	1,500,000	1,500,000	-	0.22	11/18/2009	-	-	-	-

V.V. Sundaram	750,000	750,000	-	0.82	5/16/2010	-	-	-	-
	375,000	1,125,000	-	0.32	1/1/2011	-	-	-	-

Employment Agreements

Each executive officer serves at the discretion of our board of directors. At the inception of their employment we entered into employment agreements with each of our executive officers. Each agreement usually has an initial term of three years. Under the employment agreements, the executive officers receive a base salary and guaranteed annual bonus and are entitled to participate in an additional bonus in accordance with a formula based on operating results. In addition to salary, each executive is entitled to participate, to the extent he is eligible under the terms and conditions thereof, in any profit sharing, pension, retirement, hospitalization, insurance, disability, and medical service or other employee benefit plan available to the executive officers of our company. Each executive is also entitled to four weeks of paid personal time off in respect of each twelve month period during the term of his employment agreement. The executive officers are also eligible to participate in the Company’s stock option plan.

On January 1, 2006, we renewed the employment agreements for Sundaresan Raja, our CEO, and E. Eugene Sharer, our President, COO, Secretary and Interim CFO for one year. The renewed employment agreements increased Mr. Raja’s annual base salary to $175,000 and Mr. Sharer’s to $150,000. On January 1, 2007, these two employment agreements were renewed for another one year term without any changes to base salaries or other compensation.

Each executive officer may terminate his employment agreement without cause by agreement with the Company; the Company remains responsible for all compensation due up to the date of such termination. We may terminate each agreement at any time for “cause” or in the event of the executive officer’s death or disability. If we terminate for “cause,” our obligations to such executive officer cease after the termination process is complete. During the period of the executive’s employment he shall not, directly or indirectly, accept employment or compensation from, or perform services of any nature for, any business enterprise other than the Airbee. He agrees that during the period of his employment and for two years (unless he is terminated without cause in which case this covenant will not apply) thereafter, he will not (a) directly or indirectly own, manage, operate, join, control, participate in, invest in, or otherwise be connected with, in any manner, whether as an officer, director, employee, partner, investor or otherwise, any business entity that is engaged in the technology industry or in any other business in which the Airbee is engaged as of termination, (1) in all locations in which the Airbee is doing business, and (2) in all locations in respect of which the Airbee is actively planning for and/or pursuing a business opportunity; (b) for himself or on behalf of any other person, partnership, Airbee or entity, call on any customer of the Airbee for the purpose of soliciting, diverting or taking away any customer from the Airbee (1) in all locations in which the Airbee is doing business, and (2) in all locations in respect of which the Airbee is actively planning for and/or pursuing a business opportunity, or (c) induce, influence or seek to induce or influence any person engaged as an employee, representative, agent, independent contractor or otherwise by the Airbee, to terminate his or her relationship with the Airbee. Nothing contained in the agreements shall be deemed to prohibit the executive from (x) investing his funds in securities of an issuer if the securities of such issuer are listed for trading on a national securities exchange or are traded in the over-the-counter market and his holdings therein represent less than 2% of the total number of shares or principal amount of the securities of such issuer outstanding, or (y) owning securities, regardless of amount, of the Airbee.

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

(3) Job Performance Objectives (30%): Targeted 8 per year.

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

Director Compensation

Our inside directors are currently not compensated for their service on our board of directors. Our outside director’s compensation is listed in the table below.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Mal Gurian	2,000	-	71,249	-	-	2,000	75,249

Mr. Gurian was also granted an option to purchase 250,000 shares of common stock at $0.32 per share on January 1, 2006. The options vest over 12 months in four equal installments.

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

The percentage of beneficial ownership for the following table is based on 81,184,064 shares of common stock outstanding (net of 14,142,411 non-voting shares held in escrow), 6,433,714 warrants and 22,332,760 exercisable stock options. The total is 109,950,538 shares.

Unless otherwise indicated below, to our knowledge, all persons and entities listed below have sole voting and investment power over their shares of common stock, except to the extent that individuals share authority with spouses under applicable law. Unless otherwise indicated below, the address for the persons and entities listed below is 9400 Key West Avenue, Rockville, Maryland 20850.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Sundaresan Raja (1)	31,430,937	28.59%
E. Eugene Sharer (2)	16,861,689	15.34%
Ramanujam Satagopan (3)	6,245,027	5.68%
Srinivasan Krishnamurthy (4)	5,428,308	4.94%
David L. McCartney (5)	2,469,864	2.25%
V.V. Sundaram (6)	1,738,002	1.58%
Mal Gurian (7)	400,000	0.36%
All Directors & Officers as a Group (7 Persons)	64,573,827	58.73%
Montgomery Equity Partners, Ltd. (8) 101 Hudson Street, Suite 3700 Jersey City, NJ 07303	7,370,338	6.70%
Henry & Catherine Zimmer (9) 1255 Victoria Avenue Victoria, British Columbia V85 4P3 Canada	5,925,000	5.39%
______________________

(1)
Includes 7,500,000 shares underlying options exercisable at $0.22 per share and 1,200,000 shares pledged as security for the December 29, 2005 secured convertible debenture with Montgomery Equity Partners.

(2)
Includes 6,000,000 shares underlying options exercisable at $0.22 per share and 126,472 shares pledged as security for the December 29, 2005 secured convertible debenture with Montgomery Equity Partners.

(3)
Includes 125,010 shares of common stock underlying options exercisable at $0.00004 per share, 2,250,000 shares underlying options exercisable at $0.22 per share, and 405,405 shares pledged as security for the December 29, 2005 secured convertible debenture with Montgomery Equity Partners.

(4)	Includes 2,250,000 shares of common stock underlying options exercisable at $0.82 per share and 2,250,000 shares underlying options exercisable at $0.32 per share.
(5)	Includes 1,000,000 shares of common stock underlying options exercisable at $0.32 per share and 750,000 shares underlying options exercisable at $0.32 per share.
(6)	Includes 750,000 shares underlying options exercisable at $0.82 per share and 750,000 shares exercisable at $0.32 per share.
(7)	Includes 150,000 shares underlying options exercisable at $0.22 per share and 250,000 shares underlying options exercisable at $0.32 per share.
(8)
5,829,162 shares are held as of February 23, 2007 pursuant to settlement of April 26, 2005 note payable to be liquidated to repay the remaining balance of the $750,000 promissory note plus interest and settlement costs; the total settlement amount was $937,500. Any shares remaining after full payment will be returned to the affiliate of the Company who pledged the shares as security for the promissory note. Also includes 841,176 shares received in cashless exercise of 1.5 million warrants on February 1, 2007; 500,000 warrants with an exercise price of $0.001 expiring December 29, 2008, and 200,000 warrants held by an affiliate with an exercise price of $0.001 expiring April 26, 2007.

(9)	Includes 3,895,833 shares owned plus 2,029,167 warrants with an exercise price of $0.40 expiring at various dates from August 28, 2008 through December 27, 2008.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has received loans from several of its officers. The Company has entered into promissory notes with some of its officers as described below. These amounts accrue interest at 11.25% and 12.0% annually. As of December 31, 2006, the Company has outstanding under these notes, including accrued interest as described in the table below. The Company has guaranteed payment of the promissory notes due Sundaresan Raja.

	Principal	Accrued Interest	Total
Sundaresan Raja	$51,543	$21,547	$73,090
Ramanujam Satagopan	48,587	1,583	50,170
	$100,130	$23,130	$123,260

ITEM 13.    EXHIBITS

(a)     Exhibits

Exhibit No.	Description	Location

3.1	Certificate of Incorporation, dated August 9, 2002 of Registrant	(1)
3.2	Certificate of Amendment (forward split)	(1)
3.3	By-Laws of Registrant	(1)
4.1	Equity Incentive Plan	(1)
4.2	Form of Promissory Note	(1)
4.3	Outside Director Stock Option Plan	(2)
4.4	Secured Convertible Debenture, dated December 29, 2005, and related financing documents and pledge agreements	(5)
4.5	Agreement, dated October 19, 2005 between Cornell Capital Partners, L.P. and Airbee Wireless, terminating the Standby Equity Distribution Agreement, the Registration Rights Agreement, and the Escrow Agreement, each dated April 20, 2005.	(6)
4.6	Amendment No. 1 to Investor Registration Rights Agreement between Montgomery Equity Partners, Ltd. and Airbee Wireless, Inc., dated July 14, 2006 amending the Investor Registration Rights Agreement dated December 29, 2005.	(8)
4.7	Amendment No. 2 to Investor Registration Rights Agreement between Montgomery Equity Partners, Ltd. and Airbee Wireless, Inc., dated July 14, 2006 amending the Investor Registration Rights Agreement dated December 29, 2005.	(8)
4.8	Amendment No. 1 to Pledge and Escrow Agreement between Montgomery Equity Partners, Ltd. and Airbee Wireless, Inc., dated July 14, 2006 amending the Pledge and Escrow Agreement dated December 29, 2005.	(8)

4.9	Amendment No. 1 to Insider Pledge and Escrow Agreement between Montgomery Equity Partners, Ltd. and Airbee Wireless, Inc., dated July 14, 2006 amending the Insider Pledge and Escrow Agreement dated December 29, 2005.	(8)
4.10	Amendment No. 1 to Security Agreement between Montgomery Equity Partners, Ltd. and Airbee Wireless (India) Pvt. Ltd., dated July 14, 2006 amending the Security Agreement dated December 29, 2005.	(8)
4.11	Amended and Restated Secured Convertible Debenture between Montgomery Equity Partners, Ltd. and Airbee Wireless, Inc., dated April 5, 2007, amending the Secured Convertible Debenture dated December 29, 2005.	(9)
4.12	Amendment No. 3 to Investor Registration Rights Agreement between Montgomery Equity Partners, Ltd. and Airbee Wireless, Inc., dated April 5, 2007 amending the Investor Registration Rights Agreement dated December 29, 2005.	(9)
4.13	Secured Convertible Debenture between Montgomery Equity Partners, Ltd. and Airbee Wireless, Inc., dated April 5, 2007 for $150,000.	(9)
10.3	Employment Agreement, dated April 1, 2005 between Ramanujam Satagopan and Airbee Wireless.	(6)
10.4	Employment Agreement, dated May 16, 2005 between V. V. Sundaram and Airbee Wireless.	(6)
10.5	Lease Agreement	(1)
10.6	Corrected Employment Agreement, dated January 1, 2006 between Sundaresan Raja and Airbee Wireless	(7)
10.7	Corrected Employment Agreement, dated January 1, 2006 between Eugene Sharer and Airbee Wireless.	(7)
10.8	Software License Agreement with Radiocrafts AS, dated April 25, 2005	(8)
10.9	Software License Agreement with Compel JSC, dated December 20, 2005	(8)
10.10	Software License Agreement Extension with Radiocrafts AS, dated April 25, 2006	(8)
10.11	Software License Agreement with SoftBaugh, Inc., dated August 19, 2005	(8)
10.12	Software License Agreement with Texas Instruments Incorporated, dated July 13, 2005	(8)
10.13	Software License Agreement with Zentrum Mikroeletronik Dresden AG, dated January 14, 2006	(8)
14.0	Code of Ethics	(3)
21.1	Subsidiaries of Registrant	(1)
31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

(1)	Previously filed on Form 10SB Registration Statement.
(2)	Filed on Form 8-K Current Reported filed with the SEC on March 15, 2005.
(3)	Previously filed on Amendment No. 1 to Form 10-KSB Annual Report for year ended December 31, 2004.
(4)	Included herewith
(5)	Filed on Form 8-K Current Report filed with the SEC on January 5, 2006
(6)	Filed with Form 10-KSB for December 31, 2005 filed with the SEC on April 17, 2006
(7)	Filed with Form 10-QSB for March 31, 2006 filed with the SEC on May 15, 2006
(8)	Filed with Form 10-KSB/A for December 31, 2005 filed with the SEC on October 4, 2006
(9)	Filed on Form 8-K Current Report filed with the SEC on April 11, 2007

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed by Bagell, Josephs & Company, LLC were as follows:

	2006	2005
Audit Fees	$58,348	$41,257
Audit Related Fees	$--	$--
Tax Fees	$5,000	$3,500
All Other Fees	$17,250	$22,590

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

AIRBEE WIRELESS, INC.

By /s/Sundaresan Raja
Name: Sundaresan Raja
Title: Chief Executive Officer

Date: April 16, 2007

In accordance with the requirements of the Exchange Act this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

SIGNATURE	TITLE	DATE

/s/ Sundaresan Raja	Chief Executive Officer, Principal Executive Officer and Director	April 16, 2007
Sundaresan Raja

/s/ E. Eugene Sharer	President, Chief Operating Officer, Interim Chief Financial Officer and Director	April 16, 2007
E. Eugene Sharer

/s/ V. V. Sundaram	Chief Executive Officer, Airbee India	April 16, 2007
V. V. Sundaram

/s/Mal Gurian	Director	April 16, 2007
Mal Gurian

/s/ James H. Dentzer	Principal Accounting Officer	April 16. 2007
James H. Dentzer