Form 10QSB
period 2007-03-31
Airbee Wireless, Inc.
filed 2007-05-15
CIK 1297533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 83,021,551 shares of Common Stock par value of $0.00004 as of May 3, 2007.

Transitional Small Business Disclosure Form (check one): Yes ☐ No ☑

AIRBEE WIRELESS, INC.

FORM 10-QSB

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(UNAUDITED)

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

ASSETS

2006
Current Assets:
Cash and cash equivalents	$-
Accounts receivable, net	10,395
Prepaid expenses and other current assets	3,455

Total Current Assets	13,850

Fixed assets, net of depreciation	231,575

Intangible assets	392,650
Deferred financing costs	11,595
Other assets	55,266
459,511

TOTAL ASSETS	$704,936

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Notes payable - related party	$120,109
Notes payable - other	1,016,714
Montgomery settlement liability	217,268
Fair value of derivatives	689,517
Convertible debentures, net of discount of $131,250	218,750
Warrants liability	987,804
Accounts payable and accrued expenses	1,962,597

Total Current Liabilities	5,212,759

Total Liabilities	5,212,759

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock, $.00004 Par Value; 200,000,000 shares authorized;
97,219,931 shares issued; 14,142,511 shares held in escrow;
and 81,421,551 shares outstanding	3,257
Additional paid-in capital	8,372,747
Unearned compensation	(18,562)
Other accumulated comprehensive income	20,404
Accumulated deficit	(12,588,626)
(4,210,780)
Less: stock subscription receivable	-
Less: treasury stock, 1,655,869 shares at cost	(297,043)
Total Stockholders' Deficit	(4,507,823)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$704,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

		Restated
	2007	2006

OPERATING REVENUES
Sales	$20,790	$51,600

COST OF SALES	-	-

GROSS PROFIT	20,790	51,600

OPERATING EXPENSES
Compensation and professional fees	475,448	547,220
Stock option compensation expense	469	1,015,141
Research and development	4,842	-
Selling, general and administrative expenses	202,094	130,155
Depreciation and amortization	55,685	12,056
Total Operating Expenses	738,538	1,704,572

LOSS BEFORE OTHER INCOME (EXPENSE)	(717,748)	(1,652,972)

OTHER INCOME (EXPENSE)
Gain (loss) on derivatives/warrants	(290,818)	427,532
Other income	18,959	-
Interest expense	(206,378)	(64,740)
Total Other Income (Expense)	(478,237)	362,792

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,195,985)	(1,290,180)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,195,985)	$(1,290,180)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	80,594,953	60,230,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

Balance, December 31, 2006	$933

Gain on foreign currency translations	19,471

Balance, March 31, 2007	$20,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

		Restated
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,195,985)	$(1,290,180)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Depreciation and amortization	55,685	12,056
Common stock issued for services	137,730	90,500
Common stock issued for compensation	-	25,000
Gain on valuation of derivatives	290,818	(427,532)
Amortization of derivative discounts	43,750	39,183
Stock option compensation expense 123R	469	1,015,141
Amortization of financing fees	3,864	3,864
Gain on foreign currency translations	19,471	(6)
Amortization of unearned compensation	3,992	3,992
Extension and late payment fees on bridge loans	85,065	-
Excess tax benefits from share-based payment arrangement	(164)	(355,299)

Changes in assets and liabilities
(Increase) in accounts receivable	(10,395)	(17,110)
Decrease in prepaid expenses and other current assets	21,038	40,128
(Increase) in other assets	(1,031)	(383)
Increase in accounts payable and
and accrued expenses	258,333	272,633
Total adjustments	908,625	702,167

Net cash (used in) operating activities	(287,360)	(588,013)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	-	(36,298)
Acquisitions of fixed assets	(62,145)	(1,897)

Net cash (used in) investing activities	(62,145)	(38,195)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

		Restated
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issuances	$70,000	$96,400
Proceeds from stock subscriptions receivable	-	122,500
Proceeds from notes payable - other	200,064	40,000
Proceeds from notes payable - related party, net	19,979	-
Excess tax benefits from share-based payment arrangement	164	355,299

Net cash provided by financing activities	290,207	614,199

NET (DECREASE) IN
CASH AND CASH EQUIVALENTS	(59,298)	(12,009)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	59,298	27,854

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$15,845

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$13,125	$4,659
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Common stock issued for compensation	$-	$25,000

Common stock issued for services	$137,730	$90,500

Stock options vested during period	$469	$1,015,141

Common stock issued for subscription receivable	$-	$5,000

Warrants converted to liability	$420,546	$-

Conversion of note payable - other and accrued interest to common stock	$60,225	$73,085

Use of pledged collateral for settlement of note payable and accrued interest	$59,030	$191,424

Conversion of related party notes payable, accrued salaries payable and accrued interest to common stock	$40,266	$1,890,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

As stated in Note 12, The Company has amended its previously issued condensed consolidated financial statements for the three months ended March 31, 2006 for amortization of intangible assets of $5,050 and certain balance sheet reclassifications to conform with the December 31, 2005 restatement. The effect of these changes resulted in an increase of the loss for the three month period ended March 31, 2006 of $5,050 to a net loss of $1,290,180 and an increase in the accumulated deficit to $7,886,805.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $12.59 million as of March 31, 2007. The Company's operations have been financed primarily through a combination of issued equity and debt. For the three months ended March 31, 2007, the Company had a net loss of approximately $1,196,000 and cash used in operations of approximately $287,000.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Airbee Wireless (India) Pvt. Ltd., located in India, for the three months ended March 31, 2007 and 2006, respectively. All significant inter-company accounts and transactions have been eliminated in consolidation. Accounts denominated in non-U.S. currencies have been re-measured using the U.S. Dollar as the functional currency.

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

The Company maintains cash and cash equivalent balances at financial institutions in the United States of America and India. The financial institution in the United States of America is insured by the Federal Deposit Insurance Corporation up to $100,000.

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

Deferred Financing Costs

Deferred financing fees were incurred in connection with the convertible debenture to Montgomery Equity Partners, Ltd. (see discussion below in Note 5). These will be amortized over the life of the convertible debenture (24 months). During the three months ended March 31, 2007 and 2006, the Company recognized $3,864 in deferred financing costs.

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

Income Taxes

Income tax benefit is computed on the pretax loss based on current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and its financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three months ended March 31, 2007 and 2006, respectively.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expensed all costs incurred in connection with the start-up and organization of the Company.

Advertising

The Company’s policy is to expense the costs of advertising as incurred. The Company had no such cost for the three months ended March 31, 2007 and 2006, respectively.

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at March 31, 2007 and 2006 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred losses since inception as a result of funding its research and development, including the development of its intellectual property portfolio which is key to its core products.

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2007	March 31, 2006

Net Loss	($1,195,985)	($1,290,180)

Weighted-average common shares outstanding (Basic)	80,594,953	60,230,066

Weighted-average common stock Equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	80,594,953	60,230,066

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

Derivative Instruments

The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivative features. The Company accounts for these derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense). As of March 31, 2007, the fair value of derivatives was $689,517, an increase of $49,711 from December 31, 2006. The Company had a net gain of $22,046 for the three months ended March 31, 2007 on an additional derivative with a fair value of $184,614 at March 31, 2007. The Company has included these as a component of net gain on derivatives in the Other Income (Expense) section of its Consolidated Statements of Operations.

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

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. Amortization expense for the three months ended March 31, 2007 and 2006 was $3,992, respectively.

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

	Three Months Ended
	03/31/07	03/31/06

Net loss, as reported	1,195,985	1,290,180

Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	469	1,015,141

Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(469)	(1,015,141)

Net income, pro forma	1,195,985	1,290,180

Earnings per share:

Basic, as reported	$0.01	$0.02

Basic, pro forma	$0.01	$0.02

Diluted, as reported	$0.01	$0.02

Diluted, pro forma	$0.01	$0.02

For the purpose of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	03/31/07	03/31/06

Dividend yield	0.00%	0.00%

Expected volatility	164.39%	118.16%

Risk-free interest rate	4.00%	4.00%

Expected life in years	4.00 - 4.92	3.75 - 5.00

The following table summarizes the stock option activity for the three months ended March 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding, December 31, 2006	34,437,010	0.27420	3.04

Options granted	2,000	0.25000	4.96

Options reinstated	-	-	-

Options exercised	-	-	-

Options forfeited or expired	17,000	0.32000	3.76

Outstanding, March 31, 2007	34,422,010	0.27410	2.57

Options exercisable, March 31, 2007	24,273,010	0.26780	3.58

Product Warranty

The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the three months ended March 31, 2007 and 2006, respectively.

Goodwill and Other Intangible Assets

The identifiable intangible assets presented on the consolidated balance sheet represent the intellectual property that was capitalized post-technological feasibility. Management will continue to monitor and assess any impairment charges against those assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Beginning with the second quarter of 2005, the Company began amortizing its intellectual property costs over a five year period. The amortization amount for the current quarter is calculated based upon the ending balance of intellectual property from the preceding quarter. The amount amortized for the three months ended March 31, 2007 was $7,550.

The capitalized research and development costs pertain to the development of the Company’s software stack to meet the ZigBee 1.0 standard, which was superseded by ZigBee standard 2006 in September 2006. The ZigBee 2006 standard was not 100% backwards-compatible with the ZigBee 1.0 standard. The Company determined that 30% of its ZigBee 1.0 compatible stack was not transferable to the newer standard and wrote off $173,294 in the fourth quarter. In addition, the Company wrote-off $34,071 of other research and development costs capitalized in the fourth quarter. The Company began amortizing its capitalized research and development costs in the fourth quarter of 2006 over a three-year period, or $33,696 per quarter.

The main components of intangible assets are as follows:

	Three Months Ended March 31, 2007

	Gross Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$116,090	$60,400	$55,690
Capitalized Research & Development	404,352	67,392	336,960
Total Intangible Assets	$520,442	$127,792	$392,650

Currency Risk and Foreign Currency Translation

The Company transacts business in currencies other than the U.S. Dollar, primarily the Indian Rupee. All currency transactions occur in the spot foreign exchange market and the Company does not use currency forward contracts, currency options, currency borrowings, interest rate swaps or any other derivative hedging strategy at this point in time.

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

NOTE 3 -	CONCENTRATION OF CREDIT RISK

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

NOTE 4 -	FIXED ASSETS

Fixed assets consist of the following at March 31, 2007:

2007

Computer and office equipment	$236,119

Leasehold improvements	51,872

Less: accumulated depreciation and amortization	(56,416)

Net book value	$231,575

Depreciation expense for the three months ended March 31, 2007 and 2006 was $8,713 and $4,506, respectively.

NOTE 5 -	DEBT

Notes Payable - Other

On April 20, 2005, the Company executed a promissory note for $750,000 to Montgomery Equity Partners, Ltd. (“Montgomery”). Pursuant to the terms of the promissory note, Montgomery disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 was to be disbursed to the Company after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board. The promissory note was secured by substantially all of the assets of the Company and shares of stock of an affiliate of the Company. The promissory note had a one-year term and accrued interest monthly at 24% per year. The Company had difficulty meeting the payment schedule called for by the promissory note and by virtue of a settlement with Montgomery, the obligation, which together with interest and liquidated damages totaled $937,500, is being repaid by a Company affiliate’s collateral. Because the settlement with Montgomery permits it to take any action necessary to recover any deficiency should liquidation of the pledged shares fail to recoup the entire agreed payoff amount, the Company continues to recognize this liability on its balance sheet. As of March 31, 2007, Montgomery has sold 3,179,801 of the 9.4 million pledged shares and realized net proceeds of $720,232, leaving an outstanding balance of $217,268, which appears as Montgomery settlement liability on the balance sheet.

In September 2005, a former director loaned the Company $100,000 in return for an unsecured demand promissory note. The terms of the note provide for interest at 6.5% per annum. Payment of the note is guaranteed by an affiliate of the Company. On September 19, 2006, the Company issued its promissory note for $100,000 due December 31, 2006 to replace the prior note. The terms of the note provide for interest at 10.0% per annum. The note is secured by 555,555 pledged shares of stock which are held by an escrow agreement pursuant to a written escrow agreement. Payment of the promissory note has been extended to May 31, 2007 with the consent of the holder.

On July 28, 2006, the Company executed a promissory note for $58,000 to Sharanpreet Singh. The promissory note was due on or before March 31, 2007 and bore interest at the rate of 8% per annum. The note had a conversion feature exercisable at the holder’s option. On January 17, 2007, the note had accrued interest totaling $2,225. The holder exercised his option to convert the note and on January 17, 2007 the Company issued 446,109 shares of common stock in full payment of principal and accrued interest.

On January 12, 2007 and March 5, 2007, the Company executed promissory notes for $3,491 and 56,573, respectively, to Marcus Perez. The notes are due May 31, 2007 and June 30, 2007, respectively, and bear interest at the rate of 12% per annum. On March 31, 2007, the notes had accrued interest of $573.

Convertible Debentures

On December 29, 2005, the Company executed a convertible debenture for $500,000 to Montgomery. Pursuant to the terms of the convertible debenture, Montgomery disbursed $350,000 upon the date the debenture was executed with an additional $150,000 to be disbursed two days before the Company files a Form SB-2 with the U.S. Securities and Exchange Commission. The debenture is convertible at the option of the holder into common shares of the Company at a price per share equal to 80% of the lowest closing value 10 days prior to the closing date or 10 days prior to the conversion date. In addition, the Company issued 2,000,000 freestanding warrants exercisable over three years as follows: 1,000,000 warrants at a strike price of the lesser of 80% of the average closing bid price for the 5 trading days preceding exercise or $0.20 per share; 500,000 warrants at a strike price of the lesser of 80% of the average closing bid price for the 5 trading days preceding exercise or $0.30 per share; and 500,000 warrants at a fixed strike price of $0.001.

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

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, the conversion feature associated with the $500,000 convertible debenture represents an embedded derivative. The Company recognized the embedded derivative in the amount of $659,966 as a liability in its December 31, 2005 consolidated balance sheet and measured it at its estimated fair value. The estimated fair value of the embedded derivative was calculated based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock	$0.32
Exercise price	$0.13
Dividend yield	0.00%
Risk free interest rate	4.00%
Expected volatility	115%
Expected life	2 Years

Changes in the fair value of the embedded and freestanding warrants with a variable price (derivatives) are calculated at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense). As of March 31, 2007, the fair value of the embedded derivative was $500,226 and the Company recognized a net loss on derivative of $199,486 for the three months then ending.

The allocation of the proceeds of the convertible debenture to the warrants with a fixed exercise price and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $109,597 and $240,403, respectively. The discount on debt of $350,000 is being amortized to interest through December 31, 2007 using the effective interest method. The unamortized discount on debt at March 31, 2007 is $131,250.

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

Changes in the fair value of the embedded and freestanding warrants with a variable price (derivatives) are calculated at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense). Montgomery exercised the 1,500,000 variable price warrants in a cashless exercise on February 1, 2007 and received 841,176 shares of Company stock in the exchange. As of February 1, 2007, the fair value of the freestanding warrants derivative had decreased to $0 and the Company recognized a net gain on derivative of $171,821 for the three months ended March 31, 2007.

Bridge Loan Derivatives

Between April 16, 2006 and May 5, 2006, five accredited investors accepted the Company’s term sheet for convertible senior secured bridge loans by providing a total of $115,000 cash to the Company. The terms of these bridge loans are: interest at 12% per annum, compounded monthly; repayable in ninety (90) days but the Company has the option of extending for another 30 days for a fee of 8% of the amount provided the Company; these five accredited investors have the option to convert their bridge loans to restricted shares of common stock at an exercise price of the lower of the average closing bid price of the Company’s stock for the five trading days preceding the date of the conversion or the market price of the stock on the trading day preceding the conversion. The Company exercised its option to extend the term for an additional thirty (30) days for these five loans. If the bridge loans are not repaid or converted by the end of their terms plus the optional extension, the Company will pay a penalty of 10% of the dollar value of the amount outstanding; the Company will pay an additional 10% penalty for each quarter thereafter that the bridge loans remain unpaid. These five accredited investors also received warrants to purchase common stock at the ratio of 1 common share for each $2.00 loaned. All warrants have a three year term and an exercise price of $0.50 per share. The warrants and any shares converted have piggyback registration rights. The Company has not repaid the bridge loans and the outstanding balance including accrued interest and penalties is $184,614. As a result of the conversion rights associated with these bridge loans, the Company recorded these bridge loans as a derivative liability valued at $189,291. The loss on this derivative for the three months was $4,677.

NOTE 6 -	PROMISSORY NOTES - RELATED PARTY

The Company entered into promissory notes with some of its officers who have amounts outstanding with the Company. These amounts accrue interest at varying rates between 6.0% and 12.0% annually. As of March 31, 2007, the Company has $120,109 outstanding under these notes, plus $21,544 in accrued interest. With the exception of a promissory note due to an officer in the amount of $40,443 due March 31, 2008, the remaining notes are demand notes. All such notes are therefore reflected as current liabilities on the consolidated balance sheets. The notes relate to services rendered or funds loaned to the Company.

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

At March 31, 2007 and 2006, deferred tax assets consist of the following:

	March 31,
	2007	2006
Deferred tax asset	$4,406,019	$2,760,382
Less: valuation allowance	(4,406,019)	(2,760,382)
Total	$-	$-

At March 31, 2007 and 2006, the Company had accumulated deficits in the approximate amount of $12,588,626 and $7,886,805, respectively, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 -	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2007 consist of the following:

March 31, 2007
Accounts payable	$931,060
Accrued salaries payable	848,930
Accrued interest payable	87,736
Accrued payroll liabilities	86,228
Deferred tax liability (India)	5,604
Other current liabilities	3,039
Total	$1,962,597

Trade accounts payable are paid as they become due or as payment terms are extended with the consent of the vendor. At March 31, 2007, one vendor, MindTree Consulting Pvt. Ltd., an India corporation (“MindTree”), accounted for 35% of the Company’s accounts payable. The Company and MindTree entered into a repayment agreement more fully described in Note 10.

NOTE 9 -	STOCKHOLDERS’EQUITY

The Company has 200,000,000 shares of common stock, par value $0.00004, authorized at March 31, 2007.

At March 31, 2007, the Company has 97,219,931 common shares issued, 14,142,511 shares held in escrow, 1,655,869 shares in treasury, and 81,421,551 shares outstanding.

The following stock transactions occurred in 2007:

On January 1, 2007, the Company issued 100,000 warrants to each of two accredited investors in connection with monies loaned to the Company (see Note 10). The warrants have a strike price of $0.40 and expire on January 1, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On January 11, 2007, the Company issued 236,859 restricted shares to an executive officer in partial payment of accrued salary valued at $40,266 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officer received information concerning the Company and had the ability to ask questions about the Company.

On January 11, 2007, the Company issued 73,529 restricted shares and 9,310 warrants with a strike price of $0.40 to an accredited investor in return for his assistance in raising capital and providing short-term loans to the Company. The warrants expire on January 12, 2009. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services and consideration for providing the short term loans was an aggregate of $12,500 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On January 19, 2007, the Company issued 446,109 restricted shares of stock to an accredited investor to settle a note payable totaling $60,225. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On January 29, 2007, the Company issued 30,000 warrants to each of two accredited investors in connection with monies loaned to the Company (see Note 10). The warrants have a strike price of $0.40 and expire on January 29, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On January 31, 2007, the Company issued 200,000 restricted shares of stock to an organization for services worth $60,000 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On February 1, 2007, the Company issued 841,176 restricted shares to an organization for the cashless exercise of 1,500,000 warrants. This transaction created 658,824 shares of treasury stock. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On February 5, 2007, the Company issued 36,697 restricted shares to an accredited investor in return for his assistance in raising capital and providing short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services and consideration for providing the short term loans was an aggregate of $7,000 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On March 4, 2007, the Company issued 200,000 warrants to an accredited investor in connection with his loan to the Company of $56,573. The warrants had a strike price of $0.4753 and expire on March 4, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On March 22, 2007, the Company issued 199,368 restricted shares to an accredited investor in return for his assistance in raising capital and providing short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services and consideration for providing the short term loans was an aggregate of $58,230 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

Throughout the quarter ended March 31, 2006, the Company issued 357,951 restricted shares of common stock to 5 accredited investors for cash totaling $70,000. In addition, the Company issued 143,180 warrants to these investors at strike prices ranging between $0.42 and $0.65 per share. The warrants will expire at varying dates from July 2, 2008 through August 18, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

NOTE 10 -	COMMITMENTS AND CONTINGENCIES

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

Lease Agreements

A subsidiary, Airbee Wireless (India) Pvt. Ltd., has entered into a three-year lease agreement for office space in Chennai, India. Monthly rent in the US Dollar equivalent is $4,560. The lease runs from July 2006 through June 2009.

Repayment Agreement

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

To date, the Company has paid MindTree $275,000 pursuant to this agreement. MindTree has not yet issued any notice of default. By a series of additional agreements, the payment deadline has been extended to July 31, 2007. The Company expects to complete or substantially complete the repayment by the July 31st deadline. MindTree has indicated that if repayment of the indebtedness is substantially complete it will agree to an additional extension of the agreement

Guarantees

As mentioned in Note 6, above, on March 12, 2003 and April 30, 2003, Sundaresan Raja advanced approximately $23,013 and $18,062, respectfully, to Airbee Wireless (India) Pvt. Ltd. (“Airbee India”), the Company’s wholly-owned subsidiary in India. Airbee India has issued Mr. Raja a promissory note due on demand. The note accrues interest at 11.25% per year, which is below the local Indian market rates of 14% to 16%. On June 20, 2005, Mr. Raja advanced approximately $11,273 to Airbee India, which has issued Mr. Raja another demand promissory note. This note accrues interest at 12.0% per year, which is below the local Indian market rates of 14% to 16%. At March 31, 2007, $42,225 was due under the notes, plus accrued interest of $21,525. The Company has guaranteed repayment of the advances.

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

For a complete discussion of the claims and counterclaims in this action, please see the Litigation section of Note 9 to the Financial Statements in our Form 10-KSB for the year ended December 31, 2006.

The parties were engaged in discovery for much of 2006 which is almost complete. The Company is vigorously defending this lawsuit and prosecuting its counterclaims. At this stage of the litigation, it is not possible to predict the outcome of this case with any certainty. Trial has been scheduled for July 2007.

NOTE 11 -	GOING CONCERN

As shown in the accompanying consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2006 and 2005 and for the three months ended March 31, 2007. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 12 -	RESTATEMENT

The Company has amended its previously issued condensed consolidated financial statement for the three months ended March 31, 2006 for amortization of intangible assets of $5,050 and certain balance sheet reclassifications to conform with the December 31, 2005 restatement. The effect of these changes resulted in an increase of the loss for the three month period ended March 31, 2006 of $5,050 to a net loss of $1,290,180 and an increase in the accumulated deficit to $7,886,805.

NOTE 13 -	SUBSEQUENT EVENTS

On April 5, 2007, the Company and Montgomery executed an Amended and Restated Secured Convertible Debenture, which reduced the amount of the December 29, 2005 Secured Convertible Debenture to $350,000 from $500,000. The remaining terms and conditions are unchanged. The Company and Montgomery executed a new secured convertible debenture, due December 29, 2007, in the amount of $150,000 with interest at the rate of 15% per annum payable monthly which funds the balance of the Stock Purchase Agreement dated December 29, 2005. The conversion price provisions are identical to those contained in the December 29, 2005 Secured Convertible Debenture as are all other material terms and conditions. Finally, the parties executed Amendment No. 3 to the Investor Registration Rights Agreement by which it was agreed the Company would prepare and file a Form SB-2 covering at a minimum the conversion shares to be issued upon conversion and the 2 million warrants issued in connection with the December 29, 2005 Secured Convertible Debenture no later than April 30, 2007 and would use its best efforts to have said Form SB-2 declared effective by July 30, 2007. As the result of ongoing discussions with Montgomery and with its consent, the Company filed the Form SB-2 on May 8, 2007. All other terms and conditions of the Investor Registration Rights Agreement, as amended, are unchanged and remain in full force and effect. No new or additional shares were reserved or escrowed in this transaction.

On May 4, 2007, plaintiff Richard Sommerfeld was granted partial summary judgment on his wage claims and dismissing some of the Company’s counterclaims in a verbal ruling by the court. The wage claims total approximately $183,000 plus interest. The court denied plaintiff’s request for immediate entry of judgment and as of the time of this filing no written order confirming the court’s ruling has been entered. See Note 10 - Litigation, above, for additional information on this case. The Company is presently reviewing its options.

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

Executive Summary

•
Airbee Wireless, Inc. is no longer a development stage company and continues to concentrate on software development. During 2007, we signed one application development agreement with Medtronic Minimed. Our license agreements with foreign and domestic customers such as ZMD. Radiocrafts (Norway), Texas Instruments (USA) and Infineon (Germany) remain in effect. Our ZNS Software stack version 1.0 was certified ZigBee-compliant through an independent testing laboratory during the fourth quarter of 2005 and version 1.1 was certified in January 2007. In addition, our upcoming version called ZigBee Pro will be undergoing certification soon and has been designated as one of the “golden units”. This means that the product will be used to set the standard by which other vendor’s products will be measured.

•
We had a $1,195,985 net loss before provision for income taxes in the first three months of 2007 on revenue of $20,790. We recorded a $290,818 loss in other income (expense) from the re-valuation of derivatives required under SFAS 133. We raised $70,000 from the sale of stock to accredited investors.

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

Overview

Airbee Wireless, Inc. (hereinafter called “Airbee” or “Company”) reported $20,790 of revenue from planned operations in the first quarter of 2007. We have continued our go-to-market strategy of licensing the major microcontroller and IEEE 802.15.4 radio companies, having previously announced agreements with several microchip manufacturers. We believe this will lead to two types of revenues - service revenue from customized stack work, integration support and application development and royalty revenue from the licensing of our stack. We also announced a new product that facilitates low-power radio frequency (“RF”)application development for mesh networks including ZigBee.

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

As validation of our strategy, our engagement with Texas Instruments (“TI”) has picked up activity this quarter and we believe TI will become a significant customer. Since the announcement of our agreement with TI, we have downloaded nearly 500 copies of our limited network size stack to TI customers for evaluation. We operate an online help desk to support these prospective customers as they evaluate the product for their application and use, and we are working with ATMEL and Infineon to set up a similar process. We note similar progress with our ZigBee module partner Radiocrafts, which now has more than 35 OEMs using our ZNS stack and ZAPP (SPPIO) application. We anticipate many of these will go into production in the coming quarters.

We began training programs for Infineon to train their field application engineers. We expect this will result in increased opportunities with our partners’ customers. In addition, we participated in the ZigBee Developers program this April where we taught new developers how to use our stack to develop applications. We have also established a world class RF laboratory at our development center in Chennai, India, which has already produced real world knowledge about RF interference issues in the ZigBee environment.

In January 2007 the Company’s common stock began trading on the over the counter bulletin board (OTCBB) which we believe will facilitate credibility in the money markets. We are actively pursuing significant funding opportunities and anticipate closure of such financing in the next quarter.

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

During the first quarter of 2007 we had $20,790 in operating revenues, resulting in a net loss applicable to common shares of $1,195,985, or $0.01 net loss per share, compared to a net loss of $1,290,180 or $0.02 net loss per share for the same period in 2006. This quarter’s net loss was increased by the realization of $290,818 as a loss from the re-valuation of derivatives in accordance with accounting rules. Cumulative net loss since inception totals $12,588,626.

Our net revenue for the three months ended March 31, 2007 decreased to $20,790 as compared to $51,600 for the three months ended March 31, 2006. The ZigBee Alliance released its enhanced standard to its members on September 27, 2006, which was not backwards compatible with the previous standard. Our software was certified ZigBee compliant to the new standard in January 2007.

Operating expenses for the three months ended March 31, 2007 were $738,538 as compared to $1,704,572 for the three months ended March 31, 2006, a decrease of 57% or $966,034. This decrease, as further explained below, is principally due to decreases in compensation and professional fees and stock option compensation expense, which offset increases in selling, general and administrative expenses, research and development costs and depreciation and amortization.

Our overall decrease in compensation and professional fees for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 was $71,772, to $475,448 from $547,220. This decrease consists of a decrease of $75,844 in compensation and a decrease of $697 in financing professional fees, and a $4,769 increase in legal and accounting professional fees. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.

Stock option compensation expense required by SFAS 123R was $469 for the quarter ended March 31, 2007 as the Company is now required to expense stock options granted and vesting in the period. This is a non-cash expense caused by the options granted to new India employees in the quarter. No options issued prior to December 31, 2005 vested during the quarter. The comparable expense in the first quarter of 2006 was $1,015,141.

Selling, general and administrative expenses increased to $202,094 in the first quarter of 2007, up $71,939 or 55% from $130,155 in the first quarter of 2006. This increase was due primarily from increases in travel and entertainment, printing, dues and subscriptions, utilities and other costs which offset decreases in insurance, loan transaction costs and others expenses. Our overall selling and marketing expenses consist primarily of marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs. Expenses, particularly certain marketing and compensation-related expenses, may vary going forward, depending in part on the level of revenue and profits.

Research and development expense for the three months ended March 31, 2007 was $4,842 compared to $0 for the three months ended March 31, 2006. Although our software was certified ZigBee compliant in January 2007, the ZigBee Alliance has announced plans to release a new standard (ZigBee Pro) later in 2007. As a result, we have elected not to capitalize any research and development costs associated with the ZigBee 2006 standard.

Depreciation and amortization expense for the quarter ended March 31, 2007 increased $43,629 as the Company is began amortizing its capitalized research and development costs in the fourth quarter of 2006. Interest expense for the three months ended March 31, 2007 increased $141,638 to $206,378 from $64,740 for the three months ended March 31, 2006. Interest costs associated with the bridge loans accounted for $119,030 of this increase with increased interest costs for notes payable - related parties and notes payable - others accounting for the rest of the increase.

Liquidity and Capital Resources

Since inception, we have principally funded our operations from private placements of securities and management and shareholder loans and contributions of $4,229,428. This amount includes $200,064 in loans from accredited investors made during the first quarter of 2007. As of March 31, 2007, we have $120,109 outstanding under notes payable - related parties, $848,930 outstanding under accrued salaries payable and $1,016,714 outstanding in notes payable - other. During the first quarter of 2007, we received an aggregate of $70,000 in cash from accredited investors in consideration of 357,951 shares of our common stock and 143,180 common stock purchase warrants. We also received $200,064 from shareholder loans. Proceeds were used to pay down current payables. We will require approximately $5 million to continue operations for the next 12 months. Most of the funding will be allocated principally for payment of outstanding obligations, sales, marketing and working capital. It is not anticipated that any lack of funding will impact upon the existing license and development agreements with our customers since our software development has been completed for three of our products.

We have incurred an accumulated deficit at March 31, 2007 of $12,588,626 compared to $7,886,805 at March 31, 2006. We had negative working capital at March 31, 2007 of $5,198,909 compared to negative working capital of $3,132,694 at March 31, 2006. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

On December 29, 2005, we entered into a Securities Purchase Agreement with Montgomery pursuant to which we agreed to issue Montgomery secured convertible debentures in the principle amount of $500,000. Of these secured convertible debentures, $350,000 was funded on December 29, 2005. The remaining $150,000 was funded on April 5, 2007. The secured convertible debentures are convertible, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of (a) eighty percent (80%) of the lowest closing bid price of the common stock for the ten (10) trading days immediately preceding the closing date or (b) eighty percent (80%) of the lowest closing bid price of common stock for ten (10) trading days immediately preceding the conversion date. The secured convertible debentures have a term of two (2) years, piggy-back registration rights and accrue interest monthly at the rate of fifteen percent (15%) per year. We are current with our interest payments.

In connection with the Securities Purchase Agreement we issued Montgomery three warrants to purchase a total of 2,000,000 shares of our common stock. The warrants are exercisable for a period of three years. The exercise price for the first warrant for 1,000,000 shares is the lesser of 80% of the lowest closing bid price for the five trading days immediately preceding the exercise date or $0.20 per share. The exercise price for the second warrant for 500,000 shares is the lesser of 80% of the lowest closing bid price for the five trading days immediately preceding the exercise date or $0.30 per share. The exercise price for the third warrant for 500,000 shares is $0.001 per share. The first two such warrants for 1.5 million shares were exercised in February 2007 which yielded 841,176 shares under a cashless exercise provision.

Our principal sources of liquidity have been private placements of our securities and loans from management and shareholders. There will continue to be an operating cash flow deficit from the licensing of embedded software in the near term.

Cash at March 31, 2007 and 2006, respectively, was $0 and $15,845. At March 31, 2007 and 2006, respectively, we had total stockholders’ deficit of $4,305,409 and $2,334,810.

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

With regard to our current liabilities at March 31, 2007, $120,109 is payable to related note holders who have deferred repayment (one has deferred interest as well). Trade payables at March 31, 2007 of $931,060 are outstanding and will be paid as they come due or as payment may be extended by agreement of the parties. One vendor, MindTree Consulting Pvt. Ltd. (“MindTree”), accounted for 35% of the Company’s accounts payable. MindTree provided services to the Company under a Time and Materials Contract dated March 30, 2005 (the T&M Contract”). On a monthly basis, MindTree invoiced the Company for work it performed. Payment terms were net 30 days. The Company was unable to pay the invoices as they became due and, by informal agreement, extended the repayment terms monthly. On December 15, 2005, the Company entered into a written agreement with MindTree by which it agreed to pay MindTree $200,000 on or before December 23, 2005 and $100,000 per month on the last business day of each succeeding month until the outstanding indebtedness of approximately $580,000 was fully paid. The Company’s performance was secured by the software code (the “Intellectual Property”) MindTree developed under the T&M Contract. If the Company defaulted in making any payment when due and such default was not cured within five business days after receipt of a notice of default, MindTree would be entitled to co-own the Intellectual Property, with any revenue the Company realized from the Intellectual Property during the co-ownership period to be split 50-50 with MindTree. To date, the Company has paid MindTree $275,000 pursuant to this agreement. As of April 30, 2007, the Company is behind in making the scheduled payments. MindTree has not yet issued any notice of default and has extended the deadline to substantially complete the repayment until July 31, 2007.

We believe that revenues will lag during 2007 from our licensing and other agreements until that the enhanced ZigBee standard (ZigBee Pro) is released to members of the Alliance. We are one of a few members of the Alliance selected to develop the so-called “Golden Unit” to be used in the certification testing for this new standard. We shall continue to be dependent upon financing to accelerate our marketing activities and continue product enhancement. We anticipate monthly expenses of approximately $165,000 to $185,000 over the next several months. This amount includes costs of our SEC reporting obligations, which were approximately $160,000 for the year ending December 31, 2006. Cost of SEC reporting obligations includes all filing costs and professional fees.

As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2006 and 2005 and for the three month period ended March 31, 2007. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to satisfy past due obligations, support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2006 and 2005 and for the nine month period ended March 31, 2007. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to satisfy past due obligations, support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

The table below lists our known contractual obligations at March 31, 2007.

Our long-term debt obligation consists of $350,000 of a $500,000 convertible debenture ($150,000 not funded as of March 31, 2007), plus interest payable monthly at 15% per annum. We are current in our interest payments through March 2007.

Our purchase obligations are limited to employment contracts with company executives and senior staff. These seven written contracts are for one to three years in duration and expire at various dates between March 31, 2007 and May 15, 2008.

The operating leases reported here are limited to the lease for office space in Chennai, India for our India subsidiary. We have signed a three-year lease for 6,000 sq. ft. of office space expiring on June 30, 2009. The rent is approximately $4,558 per month with 10% increases in the second and third years of the lease.

We have no capital lease obligations as defined in FASB Statement of Accounting Standards No. 13, “Accounting for Leases” nor do we have any other long-term liabilities reflected on the balance sheet under generally accepted accounting principles in the United States.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase Obligations (employment contracts) *	$1,479,167	1,060,000	419,167	-	-
Current Debt Obligations	$402,348	402,348	-	-	-
Operating Lease Obligations **	$156,562	58,796	97,766	-	-
Capital Lease Obligations	$-	-	-	-	-
Other Long-Term Liabilities Reflected on Balance Sheet under GAAP	$-	-	-	-	-
____________
* Employment contracts with senior executives ranging in length from 1 year to 3 years, expiring on various dates through May 15, 2008.

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

Changes in Internal Controls

The addition of a controller, the chartered accountant and the new policies and practices discussed above constitute changes in the Company’s internal control over financial reporting. The new policies and practices were implemented during the fourth quarter of 2006 and have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

See the Litigation subsection of Note 10 - Commitments and Contingencies and Note 13 - Subsequent Events to the Condensed Consolidated Financial Statements in Part 1 of this Form 10-QSB.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following stock transactions occurred in the first quarter of 2007:

On January 1, 2007, the Company issued 100,000 warrants to each of two accredited investors in connection with monies loaned to the Company (see Note 10). The warrants have a strike price of $0.40 and expire on January 1, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On January 11, 2007, the Company issued 236,859 restricted shares to an executive officer in partial payment of accrued salary valued at $40,266 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The executive officer received information concerning the Company and had the ability to ask questions about the Company.

On January 11, 2007, the Company issued 73,529 restricted shares and 9,310 warrants with a strike price of $0.40 to an accredited investor in return for his assistance in raising capital and providing short-term loans to the Company. The warrants expire on January 12, 2009. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services and consideration for providing the short term loans was an aggregate of $12,500 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On January 19, 2007, the Company issued 446,109 restricted shares of stock to an accredited investor to settle a note payable totaling $60,225. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On January 29, 2007, the Company issued 30,000 warrants to each of two accredited investors in connection with monies loaned to the Company (see Note 10). The warrants have a strike price of $0.40 and expire on January 29, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On January 31, 2007, the Company issued 200,000 restricted shares of stock to an organization for services worth $60,000 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On February 1, 2007, the Company issued 841,176 restricted shares to an organization for the cashless exercise of 1,500,000 warrants. This transaction created 658,824 shares of treasury stock. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On February 5, 2007, the Company issued 36,697 restricted shares to an accredited investor in return for his assistance in raising capital and providing short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services and consideration for providing the short term loans was an aggregate of $7,000 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On March 4, 2007, the Company issued 200,000 warrants to an accredited investor in connection with his loan to the Company of $56,573. The warrants had a strike price of $0.4753 and expire on March 4, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On March 22, 2007, the Company issued 199,368 restricted shares to an accredited investor in return for his assistance in raising capital and providing short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services and consideration for providing the short term loans was an aggregate of $58,230 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

Throughout the quarter ended March 31, 2007, the Company issued 357,951 restricted shares of common stock to 5 accredited investors for cash totaling $70,000. In addition, the Company issued 143,180 warrants to these investors at strike prices ranging between $0.42 and $0.65 per share. The warrants will expire at varying dates from July 2, 2008 through August 18, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

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

Dated: May 15, 2007

AIRBEE WIRELESS, INC.

By:	/s/ Sundaresan Raja
Sundaresan Raja
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ E. Eugene Sharer
E. Eugene Sharer
Interim Principal Financial Officer