Form 10QSB
period 2007-06-30
Airbee Wireless, Inc.
filed 2007-08-17
CIK 1297533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 101,441,949 shares of Common Stock par value of $0.00004 as of August 2, 2007.

Transitional Small Business Disclosure Form (check one): Yes ☐  No ☑

AIRBEE WIRELESS, INC.

FORM 10-QSB

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(UNAUDITED)

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

2007
ASSETS

Current Assets:
Cash and cash equivalents	$14,953
Accounts receivable, net	2,448
Prepaid expenses and other current assets	6,092

Total Current Assets	23,493

Fixed assets, net of depreciation	236,555

Intangible assets	351,403
Deferred financing costs	7,731
Other assets	62,280
421,414

TOTAL ASSETS	$681,462

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Notes payable - related party	$128,090
Notes payable - other	1,625,444
Montgomery settlement liability	203,737
Litigation settlement liability	500,000
Fair value of derivatives	663,830
Convertible debentures, net of discount of $87,500	412,500
Warrants liability	616,202
Accounts payable and accrued expenses	2,055,121

Total Current Liabilities	6,204,924

Total Liabilities	6,204,924

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock, $.00004 Par Value; 200,000,000 shares authorized;
116,059,202 shares issued; 14,142,511 shares held in escrow;
and 100,260,822 shares outstanding	4,669
Additional paid-in capital	13,146,321
Unearned compensation	(14,570)
Accumulated other comprehensive income	10,803
Shares issued for deferred financing, net of $3,450,069 discount	(4,216,751)
Accumulated deficit	(14,156,891)
(5,226,419)
Less: treasury stock, 1,655,869 shares at cost	(297,043)
Total Stockholders' Deficit	(5,523,462)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$681,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
		Restated		Restated
OPERATING REVENUES
Sales	$23,238	$127,800	$2,448	$76,200

COST OF SALES	-	731	-	731

GROSS PROFIT	23,238	127,069	2,448	75,469

OPERATING EXPENSES
Compensation and professional fees	1,580,013	904,741	1,104,565	357,521
Stock option compensation expense	27,965	1,227,630	27,496	212,489
Research and development	10,432	-	5,590	-
Selling, general and administrative expenses	684,767	286,557	482,673	156,402
Depreciation and amortization	98,989	24,154	43,304	12,098
Total Operating Expenses	2,402,166	2,443,082	1,663,628	738,510

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,378,928)	(2,316,013)	(1,661,180)	(663,041)

OTHER INCOME (EXPENSE)
Gain (loss) on derivatives/warrants	62,008	508,628	352,826	81,096
Other income	18,959	119	-	119
Interest expense	(466,289)	(164,703)	(259,911)	(99,963)
Total Other Income (Expense)	(385,322)	344,044	92,915	(18,748)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,764,250)	(1,971,969)	(1,568,265)	(681,789)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(2,764,250)	$(1,971,969)	$(1,568,265)	$(681,789)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.03)	$(0.03)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	89,270,904	64,845,540	97,825,232	68,019,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

Balance, December 31, 2006	$933

Gain on foreign currency translations	9,870

Balance, June 30, 2007	$10,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
	2007	2006
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,764,250)	$(1,971,969)
Adjustments to reconcile net loss to net cash
used in operating activities

Depreciation and amortization	98,989	24,154
Common stock issued for services	717,229	159,600
Common stock issued for compensation	-	55,000
Gain on valuation of derivatives	(62,008)	(508,628)
Amortization of derivative discounts	87,500	31,564
Stock option compensation expense 123R	27,222	1,227,630
Amortization of financing fees	7,728	7,728
Gain on foreign currency translations	9,870	(9)
Amortization of unearned compensation	7,984	7,984
Extension and late payment fees on bridge loans	213,731	-
Litigation settlement	277,969	-
Excess tax benefits from share-based payment arrangement	(9,788)	(430,000)

Changes in assets and liabilities
(Increase) in accounts receivable	(2,448)	(55,820)
Decrease in prepaid expenses and other current assets	18,401	38,989
(Increase) in other assets	(8,045)	(11,154)
Increase in accounts payable and
and accrued expenses	526,942	265,586
Total adjustments	1,911,276	812,624

Net cash used in operating activities	(852,974)	(1,159,345)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	-	(35,618)
Acquisitions of fixed assets	(69,183)	(17,561)

Net cash used in investing activities	(69,183)	(53,179)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
		Restated
CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issuances	$70,000	$156,400
Proceeds from stock subscriptions receivable	-	127,500
Proceeds from notes payable - other	620,064	425,000
Proceeds from derivative notes payable	-	115,000
Proceeds from secured convertible debenture	150,000	-
Proceeds from stock option exercise	-	400
Proceeds from notes payable - related party, net	27,960	-
Payments for issuance costs	-	-
Excess tax benefits from share-based payment arrangement	9,788	430,000

Net cash provided by financing activities	877,812	1,254,300

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(44,345)	41,776

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	59,298	27,854

CASH AND CASH EQUIVALENTS - END OF PERIOD	$14,953	$69,630

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$19,547	$17,500
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Common stock issued for compensation	$-	$55,000

Common stock issued for services	$717,228	$159,600

Common stock issued for deferred financing (Mercatus), net of discount	$4,216,751	$-

Stock options vested during period	$27,222	$1,227,630

Reverse issuance of common stock; overruled by court order	$131,268	$-

Warrants removed from to liability	$59,621	$-

Conversion of note payable - other and accrued interest to common stock	$60,225	$113,085

Use of pledged collateral for settlement of note payable and accrued interest	$72,561	$226,509

Conversion of related party notes payable, accrued salaries payable and accrued interest to common stock	$40,266	$1,870,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(UNAUDITED)

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

These condensed unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $14.17 million as of June 30, 2007. The Company's operations have been financed primarily through a combination of issued equity and debt. For the six months ended June 30, 2007, the Company had a net loss of approximately $2,780,000 and cash used in operations of approximately $853,000.

The Company regularly evaluates its working capital needs and existing burn rate to make appropriate adjustments to operating expenses. On December 29, 2005, the Company executed a $500,000 convertible debenture with Montgomery Equity Partners, Ltd. (“Montgomery”). Pursuant to its terms, Montgomery disbursed $350,000 to the Company upon execution and the remaining $150,000 was disbursed on April 9, 2007. The convertible debenture is due December 29, 2007 and accrues monthly interest at 15% per year.

As discussed below in Note 10, the Company has executed a Restricted Equity Purchase Agreement with Mercatus & Partners Limited ("Mercatus"), a United Kingdom private limited company by which Mercatus purchased 33,334,000 shares of Company stock in a delayed funding transaction. The closing had not been scheduled as of the balance sheet date but is anticipated to take place in August 2007. There are no assurances that the transaction will close in which case the Company's sole remedy is the return of its stock.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Airbee Wireless (India) Pvt. Ltd., located in India, for the six months ended June 30, 2007 and 2006, respectively. All significant inter-company accounts and transactions have been eliminated in consolidation. Accounts denominated in non-U.S. currencies have been re-measured using the U.S. Dollar as the functional currency.

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

The Company maintains cash and cash equivalent balances at financial institutions in the United States of America and India. The financial institution in the United States of America is insured by the Federal Deposit Insurance Corporation up to $100,000. Of the $14,953 in cash and cash equivalents on June 30, 2007, the India rupee equivalent of $8,943 is uninsured.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at June 30, 2007. Accounts receivable are generally due within thirty (30) days and collateral is not required.

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

Licensing revenues (e.g., Airbee-ZNSTM, Airbee-ZMACTM, and Airbee-ZNMSTM) consist of revenues from licensing under the enterprise licensing model, of Airbee platforms, which include a combination of products and services, and items such as development tools, an operating system, various protocols and interfaces and maintenance and support services, such as installation and training, which are licensed over a limited period of time, typically 12-36 months. Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, and customer training and consulting.

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

Deferred Financing Costs

Deferred financing fees were incurred in connection with the convertible debenture to Montgomery Equity Partners, Ltd. (see discussion below in Note 5). These will be amortized over the life of the convertible debenture (24 months). During the six months ended June 30, 2007 and 2006, the Company recognized $7,728 in deferred financing costs.

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

Income Taxes

Income tax benefit is computed on the pretax loss based on current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and its financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the six months ended June 30, 2007 and 2006, respectively.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expensed all costs incurred in connection with the start-up and organization of the Company.

Advertising

The Company’s policy is to expense the costs of advertising as incurred. The Company had no such cost for the six months ended June 30, 2007 and 2006, respectively.

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at June 30, 2007 and 2006 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred losses since inception as a result of funding its research and development, including the development of its intellectual property portfolio which is key to its core products.

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2007	June 30, 2006 Restated

Net Loss	($2,779,939)	($1,971,969)

Weighted-average common shares outstanding (Basic)	89,270,904	64,845,540

Weighted-average common stock Equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	89,270,904	64,845,540

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

Derivative Instruments

The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivative features. The Company accounts for these derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense). As of June 30, 2007, the fair value of the convertible debenture derivatives was $448,651, a decrease of $23,910 from December 31, 2006. The Company also had a net gain of $47,934 for the six months ended June 30, 2007 on an additional derivative with a fair value of $215,179 at June 30, 2007. The total fair value of these derivatives was $663,830 at June 30, 2007; the total increase in fair value for the six months then ended was $24,024. The Company has included these as a component of net gain on derivatives in the Other Income (Expense) section of its Consolidated Statements of Operations.

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

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. Amortization expense for the six months ended June 30, 2007 and 2006 was $7,984, respectively.

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

	Six Months Ended
	06/30/07	06/30/06

Net loss, as reported	2,779,939	1,971,969

Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	27,222	1,227,630

Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(27,222)	(1,227,630)

Net loss, pro forma	2,779,939	1,971,969

Earnings per share:

Basic, as reported	$(0.03)	$(0.03)

Basic, pro forma	$(0.03)	$(0.03)

Diluted, as reported	$(0.03)	$(0.03)

Diluted, pro forma	$(0.03)	$(0.03)

For the purpose of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	06/30/07	06/30/06

Dividend yield	0.00%	0.00%

Expected volatility	89.31%	149.07%

Risk-free interest rate	4.00%	4.00%

Expected life in years	4.00 - 4.92	3.5 - 4.75

The following table summarizes the stock option activity for the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding, December 31, 2006	34,437,010	0.27420	3.04

Options granted	204,500	0.23280	4.86

Options reinstated	-	-	-

Options exercised	-	-	-

Options cancelled	32,750,010	0.27267	2.67

Options forfeited or expired	17,000	0.32000	3.76

Outstanding, June 30, 2007	1,874,500	0.29530	4.32

Options exercisable, June 30, 2007	523,000	0.37030	4.35

Product Warranty

The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the six months ended June 30, 2007 and 2006, respectively.

Goodwill and Other Intangible Assets

The identifiable intangible assets presented on the consolidated balance sheet represent the intellectual property that was capitalized post-technological feasibility. Management will continue to monitor and assess any impairment charges against those assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Beginning with the second quarter of 2005, the Company began amortizing its intellectual property costs over a five year period. The amortization amount for the current quarter is calculated based upon the ending balance of intellectual property from the preceding quarter. The amount amortized for the six months ended June 30, 2007 was $15,100.

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

The main components of intangible assets are as follows:

	Six Months Ended June 30, 2007
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$116,090	$67,950	$48,140
Capitalized Research & Development	404,352	101,089	303,263
Total Intangible Assets	$520,442	$169,039	$351,403

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an Amendment of FASB Statement No. 115." SFAS 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 will have a material impact on its financial position or results of operations.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on nonvested equity shares or nonvested equity share units (including restricted stock units (RSUs)) that are paid to employees and charged to retained earnings.  This issue is effective for annual periods beginning after September 15, 2007.  Also in June 2007, the EITF ratified EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities."  EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This issue is effective for fiscal years beginning after December 15, 2007.  We are currently evaluating the potential impact these standards may have on our financial position and results of operations, but do not believe the impact will be material.

Also in June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 07-1, "Clarification of the Scope of the Audit and Accounting Guide "Investment Companies" and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies." This SOP provides guidance for determining whether an entity is an investment company and also addresses when the specialized industry accounting principles of an investment company should be used by a parent company in consolidation or by an investor that applies the equity method of accounting to its investment in the entity. This SOP is effective for fiscal years beginning on or after December 15, 2007. We have evaluated the potential impact of this standard and anticipate it will have no material impact on our financial position and results of operations.

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

NOTE 4 -  FIXED ASSETS

Fixed assets consist of the following at June 30, 2007:

2007

Computer and office equipment	$257,699

Leasehold improvements	49,453

Less: accumulated depreciation and amortization	(70,597)

Net book value	$236,555

Depreciation expense for the six months ended June 30, 2007 and 2006 was $20,214 and $9,054, respectively.

NOTE 5 -  DEBT

Notes Payable - Other

On April 20, 2005, the Company executed a promissory note for $750,000 to Montgomery Equity Partners, Ltd. (“Montgomery”). Pursuant to the terms of the promissory note, Montgomery disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 was to be disbursed to the Company after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board. The promissory note was secured by substantially all of the assets of the Company and shares of stock of an affiliate of the Company. The promissory note had a one-year term and accrued interest monthly at 24% per year. The Company had difficulty meeting the payment schedule called for by the promissory note and by virtue of a settlement with Montgomery, the obligation, which together with interest and liquidated damages totaled $937,500, is being repaid by a Company affiliate’s collateral. Because the settlement with Montgomery permits it to take any action necessary to recover any deficiency should liquidation of the pledged shares fail to recoup the entire agreed payoff amount, the Company continues to recognize this liability on its balance sheet. As of June 30, 2007, Montgomery has sold 3,263,923 of the 9.4 million pledged shares and realized net proceeds of $733,763, leaving an outstanding balance of $203,737, which appears as Montgomery settlement liability on the balance sheet.

In September 2005, a former director loaned the Company $100,000 in return for an unsecured demand promissory note. The terms of the note provide for interest at 6.5% per annum. Payment of the note is guaranteed by an affiliate of the Company. On September 19, 2006, the Company issued its promissory note for $100,000 due December 31, 2006 to replace the prior note. The terms of the note provide for interest at 10.0% per annum. The note is secured by 555,555 shares of stock which are held in escrow pursuant to a written escrow agreement. Payment of the promissory note has been extended to August 31, 2007 with the consent of the holder.

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

On January 12, 2007 and March 5, 2007, the Company executed promissory notes for $3,491 and $56,573, respectively, to Marcus Perez. The notes were due May 31, 2007 and June 30, 2007, respectively, but have been extended with the consent of the holder to September 30, 2007. Each note bears interest at the rate of 12% per annum. On May 11, 2007 the Company executed a promissory note for $15,000 to Mr. Perez. This note is due within 72 hours of any new significant funding. It is interest-free for 30 days. If not paid within that time, the note bears interest at 12% per annum compounded monthly. On June 6, 2007 the Company executed a promissory note for $25,000 to Mr. Perez. The note bears interest at the rate of 10% per annum and was due July 6, 2007. The note was paid on June 11, 2007. As of June 30, 2007, the notes had accrued interest of $2,510.

On April 3, 2007 the Company executed a promissory note for $100,000 to Memphis Scale Works, Inc. The note bears interest at the rate of 12% per annum and was due May 2, 2007. In further consideration of the note, the Company issued 200,000 shares of its restricted common stock. The note has been extended with the consent of the holder to August 31, 2007. As of June 30, 2007, the note had accrued interest of $2,893.

On May 11, 2007 the Company executed a promissory note for $20,000 to Larry Watkins. The note bears interest at the rate of 10% per annum for the first 15 days of the term and thereafter at the rate of 15% per annum. The note is due September 30, 2007. In further consideration, the Company issued 20,000 warrants to purchase common stock exercisable through November 10, 2008 at an exercise price of $0.50 per share. As of June 30, 2007, the note had accrued interest of $411.

On May 11, 2007 the Company executed a promissory note for $20,000 to Robert V. Noone. The note bears interest at the rate of 12% per annum and is due September 30, 2007. In further consideration, the Company issued 100,000 warrants to purchase common stock exercisable through November 10, 2008 at an exercise price of $0.50 per share. As of June 30, 2007, the note had accrued interest of $329.

On May 11, 2007 the Company executed a promissory note for $30,000 to Henry Zimmer. This note is due within 72 hours of any new significant funding. The note is interest-free for the first 30 days of its term and thereafter at the rate of 12% per annum compounded monthly. As of June 30, 2007, the note had accrued interest of $197.

On June 1, 2007 the Company executed a promissory note for $10,000 to Shekar Viswanathan. The note bears interest at the rate of 10% per annum and was due July 6, 1007. The note has been extended with the consent of the holder to September 30, 2007. The note has a conversion feature exercisable at the holder’s option. As of June 30, 2007, the note had accrued interest of $79.

On June 1, 2007 the Company executed a promissory note for $25,000 to Lakshminarayana Peesapati and Anasuya Peesapati. The note bears interest at the rate of 10% per annum and was due July 6, 1007. The note has been extended with the consent of the holder to September 30, 2007. The note has a conversion feature exercisable at the holder’s option. As of June 30, 2007, the note had accrued interest of $199.

On June 1, 2007 the Company executed a promissory note for $25,000 to Ramamohan Lal Tummala. The note bears interest at the rate of 10% per annum and was due July 1, 1007. The note has been extended with the consent of the holder to September 30, 2007. The note has a conversion feature exercisable at the holder’s option. As of June 30, 2007, the note had accrued interest of $164.

On June 8, 2007 the Company executed a promissory note for $250,000 to Eric Roderick and Steve Barnes. The note bears interest at the rate of $25,000 for the lending period and is due 60 days from date. The note has been extended with the consent of the holder to September 30, 2007. The note has a conversion feature exercisable at the holder’s option. As of June 30, 2007, the note had accrued interest of $9,167.

Convertible Debentures

On December 29, 2005, the Company executed a convertible debenture for $500,000 to Montgomery. Pursuant to the terms of the convertible debenture, Montgomery disbursed $350,000 upon the date the debenture was executed and the remaining $150,000 was disbursed on April 8, 2007. The debenture is convertible at the option of the holder into common shares of the Company at a price per share equal to 80% of the lowest closing value 10 days prior to the closing date or 10 days prior to the conversion date. In addition, the Company issued 2,000,000 freestanding warrants exercisable over three years as follows: 1,000,000 warrants at a strike price of the lesser of 80% of the average closing bid price for the 5 trading days preceding exercise or $0.20 per share; 500,000 warrants at a strike price of the lesser of 80% of the average closing bid price for the 5 trading days preceding exercise or $0.30 per share; and 500,000 warrants at a fixed strike price of $0.001. Montgomery has exercised 1,500,000 warrants in cashless exercises and received a total of 841,176 shares of common stock.

The convertible debenture is secured by substantially all of the assets of the Company, pledged shares of stock of three affiliates of the Company, and 13.5 million pledged shares of stock (which are not counted as outstanding shares until converted pursuant to the terms of the Stock Purchase Agreement and Escrow Agreement that were part of this transaction). The pledged shares are held by an escrow agent, who is Montgomery’s general counsel, a partner of Montgomery’s general partner and Montgomery’s attorney of this transaction, pursuant to a written escrow agreement. The convertible debenture is due December 29, 2007 and accrues interest monthly at 15% per year. In connection with this transaction, the Company executed an Investor Registration Rights Agreement by which it agreed to file a registration statement with the SEC for at least the pledged shares held by the escrow agent and the 2 million warrants. The registration statement was to be filed within 30 days of the execution of the convertible debenture and declared effective within 90 days of filing. Failure to file or be declared effective within the agreed timeframe subjected the Company to liquidated damages equal to two percent (2%) of the liquidated value of the convertible debenture ($10,000) for each thirty (30) day period after the scheduled filing or effective date deadline. By agreement, the filing and effective date deadlines were extended to April 30, 2007 and July 30, 2007, respectively. See Note 13 - Subsequent Events.

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

Changes in the fair value of the embedded and freestanding warrants with a variable price (derivatives) are calculated at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense). As of June 30, 2007, the fair value of the embedded derivative was $448,651and the Company recognized a net gain on derivative of $23,910 for the six months then ending.

The allocation of the proceeds of the convertible debenture to the warrants with a fixed exercise price and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $109,597 and $240,403, respectively. The discount on debt of $350,000 is being amortized to interest through December 31, 2007 using the effective interest method. The unamortized discount on debt at June 30, 2007 is $87,500.

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

Changes in the fair value of the embedded and freestanding warrants with a variable price (derivatives) are calculated at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense). Montgomery exercised the 1,500,000 variable price warrants in a cashless exercise on February 1, 2007 and received 841,176 shares of Company stock in the exchange. As of February 1, 2007, the fair value of the freestanding warrants derivative had decreased to $0 and the Company recognized a net gain on derivative of $171,821 for the six months ended June 30, 2007.

Bridge Loan Derivatives

Between April 16, 2006 and May 5, 2006, five accredited investors accepted the Company’s term sheet for convertible senior secured bridge loans by providing a total of $115,000 cash to the Company. The terms of these bridge loans are: interest at 12% per annum, compounded monthly; repayable in ninety (90) days but the Company has the option of extending for another 30 days for a fee of 8% of the amount provided the Company; these five accredited investors have the option to convert their bridge loans to restricted shares of common stock at an exercise price of the lower of the average closing bid price of the Company’s stock for the five trading days preceding the date of the conversion or the market price of the stock on the trading day preceding the conversion. The Company exercised its option to extend the term for an additional thirty (30) days for these five loans. If the bridge loans are not repaid or converted by the end of their terms plus the optional extension, the Company will pay a penalty of 10% of the dollar value of the amount outstanding; the Company will pay an additional 10% penalty for each quarter thereafter that the bridge loans remain unpaid. These five accredited investors also received warrants to purchase common stock at the ratio of 1 common share for each $2.00 loaned. All warrants have a three year term and an exercise price of $0.50 per share. The warrants and any shares converted have piggyback registration rights. The Company has not repaid the bridge loans and the outstanding balance including accrued interest and penalties is $209,129. As a result of the conversion rights associated with these bridge loans, the Company recorded these bridge loans as a derivative liability valued at $215,179. The loss on this derivative for the six months was $6,050.

NOTE 6 - PROMISSORY NOTES - RELATED PARTY

The Company entered into promissory notes with some of its officers who have amounts outstanding with the Company. These amounts accrue interest at varying rates between 6.0% and 12.0% annually. As of June 30, 2007, the Company has $128,090 outstanding under these notes, plus $23,744 in accrued interest. With the exception of a promissory note due to an officer in the amount of $38,894 due March 31, 2008, the remaining notes are demand notes. All such notes are therefore reflected as current liabilities on the consolidated balance sheets. The notes relate to services rendered or funds loaned to the Company.

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

At June 30, 2007 and 2006, deferred tax assets consist of the following:

	June 30,
	2007	2006
Deferred tax asset	$4,960,403	$2,999,008
Less: valuation allowance	(4,960,403)	(2,999,008)
Total	$-	$-

At June 30, 2007 and 2006, the Company had accumulated deficits in the approximate amount of $14,172,580 and $8,568,594, respectively, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2007 consist of the following:

June 30, 2007
Accounts payable	$955,897
Accrued salaries payable	935,602
Accrued interest payable	129,204
Accrued payroll liabilities	19,644
Reimbursements owed	3,156
Deferred tax liability (India)	393
Other current liabilities	11,225
Total	$2,055,121

Trade accounts payable are paid as they become due or as payment terms are extended with the consent of the vendor. At June 30, 2007, one vendor, MindTree Consulting Pvt. Ltd., an India corporation (“MindTree”), accounted for 34% of the Company’s accounts payable. The Company and MindTree entered into a repayment agreement more fully described in Note 10.

NOTE 9 - STOCKHOLDERS’EQUITY

The Company has 200,000,000 shares of common stock, par value $0.00004, authorized at June 30, 2007.

At June 30, 2007, the Company has 116,059,202 common shares issued, 14,142,511 shares held in escrow, 1,655,869 shares in treasury, and 100,260,822 shares outstanding.

The following stock transactions occurred in the six months ended June 30, 2007:

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

On February 28, 2007 the Company issued 9,808 restricted shares to The Ardell Group for public relations services worth $2,550 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

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

On March 16, 2007 the Company issued 2,000,000 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $520,000 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

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

On April 30, 2007 the Company issued 17,885 restricted shares to The Ardell Group for public relations services worth $4,650 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On May 11, 2007 the Company issued 50,000 restricted shares to Marcus Perez, an accredited investor, in return for his assistance in raising capital and obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $11,500 at the time of issuance.

On May 11, 2007 the Company issued 100,000 restricted shares to Henry Zimmer, an accredited investor, in return for his assistance in raising capital and obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $23,000 at the time of issuance.

On May 11, 2007 the Company issued 20,000 warrants to purchase our common stock exercisable at $0.50 to Larry Watkins, an accredited investor, in connection with his $20,000 loan. The warrants expire November 10, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On May 11, 2007 the Company issued 100,000 warrants to purchase our common stock exercisable at $0.50 to Robert V. and Kendra Noone, accredited investors, in connection with their $20,000 loan. The warrants expire November 10, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On May 14, 2007, the Company issued 33,334,000 restricted shares to Mercatus & Partners Limited (“Mercatus”), a United Kingdom private limited company, pursuant to a Restricted Equity Purchase Agreement (“REPA”) providing for a delayed purchase transaction. The REPA is a Regulation S transaction. The amount the Company receives will be determined at closing in accordance with the formula established in the REPA, less a 45% discount to market price and less a total of $60,000 in structuring, due diligence and administrative fees. The securities were issued pursuant to the exemption from registration provided by Regulation S of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On May 31, 2007 the Company issued 2,087 restricted shares to The Ardell Group for public relations services worth $480 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On June 1, 2007 the Company issued 25,000 warrants to purchase our common stock exercisable at $0.50 to Lakshmil Narayana Peesapati and Anasuya Peesapati, accredited investors, in connection with their $25,000 loan. The warrants expire May 31, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On June 1, 2007 the Company issued 10,000 warrants to purchase our common stock exercisable at $0.50 to Shekar Viswanathan, an accredited investor, in connection with his $10,000 loan. The warrants expire May 31, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On June 1, 2007 the Company issued 25,000 warrants to purchase our common stock exercisable at $0.50 to Ramamohan Lal Tummala, an accredited investor, in connection with his $25,000 loan. The warrants expire May 31, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On June 25, 2007 the Company issued 38,462 restricted shares to Marcus Perez, an accredited investor, in return for his assistance in raising capital and obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $7,692 at the time of issuance.

On June 25, 2007 the Company issued 20,000 restricted shares to Dwight James, an accredited investor, in return for his assistance in raising capital and obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $4,000 at the time of issuance.

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

Lease Agreements

A subsidiary, Airbee Wireless (India) Pvt. Ltd., has entered into a three-year lease agreement for office space in Chennai, India. Monthly rent in the US Dollar equivalent is $4,861. The lease runs from July 2006 through June 2009.

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

To date, the Company has paid MindTree $275,000 pursuant to this agreement. MindTree has not yet issued any notice of default. By a series of additional agreements, the payment deadline has been extended to August 31, 2007. The Company expects to complete or substantially complete the repayment by the August 31st deadline. MindTree has indicated that if repayment of the indebtedness is substantially complete it will agree to an additional extension of the agreement

Guarantees

As mentioned in Note 6, above, on March 12, 2003 and April 30, 2003, Sundaresan Raja advanced a total of approximately $43,828 to Airbee Wireless (India) Pvt. Ltd. (“Airbee India”), the Company’s wholly-owned subsidiary in India. Airbee India has issued Mr. Raja a promissory note due on demand. The note accrues interest at 11.25% per year, which is below the local Indian market rates of 14% to 16%. On June 20, 2005, Mr. Raja advanced approximately $12,274 to Airbee India, which has issued Mr. Raja another demand promissory note. This note accrues interest at 12.0% per year, which is below the local Indian market rates of 14% to 16%. At June 30, 2007, $45,031 was due under the notes, plus accrued interest of $22,956. The Company has guaranteed repayment of the advances.

Deferred Financing

On May 14, 2007, the Company executed a Restricted Equity Purchase Agreement (“REPA”) with Mercatus & Partners Limited (“Mercatus”), a United Kingdom private limited company, by which Mercatus agreed to purchase 33,334,000 shares of the Company’s common stock in a delayed purchase transaction. The REPA is a Regulation S transaction. The amount the Company receives will be determined at closing in accordance with the formula set forth in the REPA, less a 45% discount to market price and less a total of $60,000 in structuring, due diligence and administrative fees. The restricted shares issued by the Company are not subject to registration unless Mercatus is deemed to be an affiliate of the Company pursuant to the Securities Act of 1933, as amended, as of or at any time subsequent to the second anniversary of the closing, at which time the Company will have 120 days after Mercatus’ request to file a registration statement for all shares then held by Mercatus.

The Company issued 33,334,000 shares of its common stock and deposited it with the custodian on May 15, 2007. The Company recorded the issuance of the stock based on the closing stock price of $0.23 per share on May 14, 2007 and shows the anticipated amount of the deferred financing net of the 45% discount to market price in the Equity section of its June 30, 2007 balance sheet. As of the balance sheet date, the closing has not been scheduled but is expected to close in August 2007. There are no assurances that this transaction will close in which case the Company’s sole remedy is the return of its stock.

Litigation

On October 3, 2005, Richard Sommerfeld, Jr., the Company’s former chief financial officer (“Sommerfeld”) filed suit against the Company. For a complete discussion of the claims and counterclaims in this action, please see the Litigation section of Note 9 to the Financial Statements in our Form 10-KSB/A for the year ended December 31, 2005.

On June 8, 2007, an order was entered in favor of Sommerfeld for partial summary judgment in the matter of payment of salary. The order stipulated that Sommerfeld be awarded $183,316.64 in accrued salary through his last day of work (August 29, 2005) plus interest, which is approximately $30,000. It was also ordered that payment be made in cash or cash equivalent and that promissory notes previously issued by the Company to Sommerfeld for wages are unenforceable and that counts one through six of Airbee's counterclaim alleging breach of employment agreement, breach of fiduciary duties, fraudulent inducement, tortious interference and taking of company property are dismissed. The remaining issues in the case is Sommerfeld's enhancement claim, stock option dispute and attorney's fees. The court ordered the parties to proceed to mediation, which took place on July 1, 2007 at which time the parties agreed to settle their disputes. See Note 13 - Subsequent Events for additional details of the settlement. The settlement amount is shown in the Current Liabilities section of the June 30, 2007 balance sheet.

NOTE 11 - GOING CONCERN

As shown in the accompanying consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2006 and 2005 and for the six months ended June 30, 2007. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 13 -  SUBSEQUENT EVENTS

On July 1, 2007, the Company reached agreement with plaintiff Richard Sommerfeld to settle the pending litigation. The Company agreed to pay Sommerfeld’s back salary $183,316.64 along with an additional $316,683.36 in full payment of interest, reimbursements owed, and attorney’s fees as provided by statute. The Company had until August 14, 2007 to pay the total settlement amount of $500,000. If it failed to do so, plaintiff was entitled to enter a consent judgment for $700,000. The case has been removed from the trial calendar. The parties are negotiating to extend the payment date to after Labor Day.

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

•
We had a $2,764,250 net loss before provision for income taxes in the first six months of 2007 on revenue of $23,238. We recorded a $62,008 gain in other income (expense) from the re-valuation of derivatives required under SFAS 133. We raised $70,000 from the sale of stock to accredited investors.

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

Overview

Airbee Wireless, Inc. (hereinafter called “Airbee” or “Company”) reported $23,238 of revenue from planned operations in the first half of 2007. We have continued our go-to-market strategy of licensing the major microcontroller and IEEE 802.15.4 radio companies, having previously announced agreements with several microchip manufacturers. We believe this will lead to two types of revenues - service revenue from customized stack work, integration support and application development and royalty revenue from the licensing of our stack. We also announced a new product that facilitates low-power radio frequency (“RF”)application development for mesh networks including ZigBee.

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

We operate an online help desk to support our prospective customers as they evaluate the product for their application and use, and we are working with ATMEL now in the certification process. We note similar progress with our ZigBee module partner Radiocrafts, which now has more than 35 OEMs using our ZNS stack and ZAPP (SPPIO) application. We anticipate several of these will go into production in the coming quarters.

We will begin training programs for ATMEL to train their field application engineers. We expect this will result in increased opportunities with our partner’s customers. In addition, we participated in the ZigBee Developers program this April where we taught new developers how to use our stack to develop applications. We expect to do so again in the upcoming developers conference in August. We have also established a world class RF laboratory at our development center in Chennai, India, which has already produced real world knowledge about RF interference issues in the ZigBee environment.

The Company has implemented a service relationship for customers and potential customers which we have named “ZSupport”. This is an online system which is hosted by a Parature product. It is a medium to access deliverables, demonstrations, product documentation, etc. During the second quarter of 2007, we had 4,657 first time visitors to our website and received 35 registered customers which is a small increase from the comparable quarter in 2006. Statistics gathered from such registrations include transceiver and microcontroller preferences, customer profile, case studies, etc. We have seen an increased interest in our products from OEMs and system integrators in the quarter. We increased the number of FAQs on the website and identified a significant number of potential system integrators. We engaged customers in the automatic meter reading (AMR), location tracking and network management application areas during the quarter and expect to close on these in the third quarter. We also expect to complete the ZigBee PRO certification on the new Atmel hardware platform and establish two additional partnerships in the third quarter.

In January 2007 the Company’s common stock began trading on the over the counter bulletin board (OTCBB) which we believe will facilitate credibility in the money markets. We are actively pursuing significant funding opportunities and anticipate closure of such financing in the next quarter.

Results of Operations

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

During the first half of 2007 we had $23,238 in operating revenues, resulting in a net loss applicable to common shares of $2,764,250, or $0.03 net loss per share, compared to a net loss of $1,971,969 or $0.03 net loss per share for the same period in 2006. Cumulative net loss since inception totals $14,156,891.

Our net revenue for the six months ended June 30, 2007 decreased to $23,238 as compared to $127,800 for the six months ended June 30, 2006. The ZigBee Alliance released its enhanced standard to its members on September 27, 2006, which was not backwards compatible with the previous standard. Our software was certified ZigBee compliant to the new standard in January 2007. Another ZigBee enhanced standard (ZigBee Pro) will be released later in 2007. We are one of the companies selected to develop the “golden unit” to be used in the certification process. The succession of new standard releases has inhibited the OEMs and integrators from making the financial and technology commitments necessary to integrate our software into their products.

Operating expenses for the six months ended June 30, 2007 were $2,402,166 as compared to $2,443,082 for the six months ended June 30, 2006, a decrease of 2% or $40,916. This decrease, as further explained below, is principally due to a decrease in stock option compensation expense, which offset increases in compensation and professional fees, selling, general and administrative expenses, research and development costs and depreciation and amortization.

Our overall increase in compensation and professional fees for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was $675,272, to $1,580,013 from $904,741. This increase consists of an increase of $120,275 in compensation, an increase of $526,395 in financing professional fees, and a $28,601 increase in legal and accounting professional fees. Part of the increase in compensation is attributable in part to increased staff in India but also to an unfavorable change in the exchange rate resulting from the weaker dollar. Financing professional fees increased due to a non-cash payment to our corporate finance and strategic counsel of 2 million common shares of our stock valued at $520,000 when issued. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.

Stock option compensation expense required by SFAS 123R was $27,222 for the six months ended June 30, 2007 and 1,227,630 for the six months ended June 30, 2006, a decrease of $1,200,408. Starting in January 2006, the Company is required to expense stock options granted and vesting in the period. This is a non-cash expense caused by the options granted to new India employees in the first half of the year. No options issued prior to December 31, 2005 vested during the first half of 2007.

Selling, general and administrative expenses increased to $684,767 in the first six months of 2007, up $398,210 or 139% from $286,557 in the same period in 2006. This increase was due primarily to recognition of $277,969 in costs associated with our settlement of the litigation brought by our former CFO and from increases in sales and marketing and consulting expenses. Our overall selling and marketing expenses consist primarily of marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs. Expenses, particularly certain marketing and compensation-related expenses, may vary going forward, depending in part on the level of revenue and profits.

Research and development expense for the six months ended June 30, 2007 was $10,432 compared to $0 for the six months ended June 30, 2006. Although our software was certified ZigBee compliant in January 2007, the ZigBee Alliance has announced plans to release a new standard (ZigBee Pro) later in 2007. As a result, we have elected not to capitalize any research and development costs associated with the ZigBee 2006 standard.

Depreciation and amortization expense for the six months ended June 30, 2007 increased $74,835 as the Company is began amortizing its capitalized research and development costs in the fourth quarter of 2006. Interest expense for the six months ended June 30, 2007 increased $301,586 to $466,289 from $164,703 for the six months ended June 30, 2006. Interest costs associated with the bridge loans accounted for $257,274 of this increase with increased interest costs for notes payable - related parties and notes payable - others accounting for the rest of the increase.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

During the second quarter of 2007 we had $2,448 in operating revenues, resulting in a net loss applicable to common shares of $1,586,265, or $0.02 net loss per share, compared to a net loss of $681,789 or $0.01 net loss per share for the same period in 2006. Cumulative net loss since inception totals $14,156,891.

Our net revenue for the three months ended June 30, 2007 decreased to $2,448 as compared to $76,200 for the three months ended June 30, 2006. The ZigBee Alliance released its enhanced standard to its members on September 27, 2006, which was not backwards compatible with the previous standard. Our software was certified ZigBee compliant to the new standard in January 2007. Another ZigBee enhanced standard (ZigBee Pro) will be released later in 2007. We are one of the companies selected to develop the “golden unit” to be used in the certification process. The succession of new standards releases has inhibited the OEMs and integrators from making the financial and technology commitments necessary to integrate our software into their products.

Operating expenses for the three months ended June 30, 2007 were $1,663,628 as compared to $738,510 for the three months ended June 30, 2006, an increase of 125% or $925,118. This increase, as further explained below, is principally due to increases in compensation and professional fees, selling, general and administrative expenses, research and development expense, and depreciation and amortization, which offset a decreases in stock option compensation expense.

Our overall increase in compensation and professional fees for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 was $747,044, to $1,104,565 from $357,521. This increase consists of an increase of $527,092 in financing professional fees, an increase of $196,772 in compensation costs and a $23,180 increase in legal and accounting professional fees. Part of the increase in compensation is attributable in part to increased staff in India but also to an unfavorable change in the exchange rate resulting from the weaker dollar. Financing professional fees increased due to a non-cash payment to our corporate finance and strategic counsel of 2 million common shares of our stock valued at $520,000 when issued. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.

Stock option compensation expense required by SFAS 123R was $27,496 for the quarter ended June 30, 2007 as the Company is now required to expense stock options granted and vesting in the period. This is a non-cash expense caused by the options granted to new India employees in the quarter. No options issued prior to December 31, 2005 vested during the quarter. The comparable expense in the second quarter of 2006 was $212,489.

Selling, general and administrative expenses increased to $482,673 in the second quarter of 2007, up $326,271 or 209% from $156,402 in the second quarter of 2006. This increase was due primarily to recognition of $277,969 in costs associated with our settlement of the litigation brought by our former CFO and from increases in marketing, insurance and other costs which offset decreases other expenses. Our overall selling and marketing expenses consist primarily of marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs. Expenses, particularly certain marketing and compensation-related expenses, may vary going forward, depending in part on the level of revenue and profits.

Research and development expense for the three months ended June 30, 2007 was $5,590 compared to $0 for the three months ended June 30, 2006. Although our software was certified ZigBee compliant in January 2007, the ZigBee Alliance has announced plans to release a new standard (ZigBee Pro) later in 2007. As a result, we have elected not to capitalize any research and development costs associated with the ZigBee 2006 standard.

Depreciation and amortization expense for the quarter ended June 30, 2007 increased $43,304 as the Company is began amortizing its capitalized research and development costs in the fourth quarter of 2006. Interest expense for the three months ended June 30, 2007 increased $159,948 to $259,911 from $99,963 for the three months ended June 30, 2006. Interest costs associated with the bridge loans accounted for $138,244 of this increase with increased interest costs for notes payable - related parties and notes payable - others accounting for the rest of the increase.

Liquidity and Capital Resources

Since inception, we have principally funded our operations from private placements of securities and management and shareholder loans and contributions of $4,751,883. This amount includes $520,000 in loans from accredited investors made during the second quarter of 2007. As of June 30, 2007, we have $128,090 outstanding under notes payable - related parties, $935,602 outstanding under accrued salaries payable and $1,625,444 outstanding in notes payable - other. Proceeds from notes payable were used to pay down current payables. We will require approximately $5 million to continue operations for the next 12 months. Most of the funding will be allocated principally for payment of outstanding obligations, sales, marketing and working capital. It is not anticipated that any lack of funding will impact upon the existing license and development agreements with our customers since our software development has been completed for three of our products.

We have incurred an accumulated deficit at June 30, 2007 of $14,156,891 compared to $8,568,594 at June 30, 2006. We had negative working capital at June 30, 2007 of $6,181,431compared to negative working capital of $3,428,793 at June 30, 2006. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

On December 29, 2005, we entered into a Securities Purchase Agreement with Montgomery pursuant to which we agreed to issue Montgomery secured convertible debentures in the principle amount of $500,000. Of these secured convertible debentures, $350,000 was funded on December 29, 2005. The remaining $150,000 was funded on April 9, 2007. The secured convertible debentures are convertible, in whole or in part, at any time and from time to time before maturity (December 29, 2007) at the option of the holder at the lesser of (a) eighty percent (80%) of the lowest closing bid price of the common stock for the ten (10) trading days immediately preceding the closing date or (b) eighty percent (80%) of the lowest closing bid price of common stock for ten (10) trading days immediately preceding the conversion date. The secured convertible debentures are due December 29, 2007, have piggy-back registration rights and accrue interest monthly at the rate of fifteen percent (15%) per year. We are three months, or $13,125, behind with our interest payments.

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

On May 14, 2007, the Company executed a Restricted Equity Purchase Agreement (“REPA”) with Mercatus & Partners Limited (“Mercatus”), a United Kingdom private limited company, by which Mercatus agreed to purchase 33,334,000 shares of the Company’s restricted common stock in a delayed purchase transaction. The REPA is a Regulation S transaction. The amount the Company receives will be determined at closing in accordance with the provisions of the REPA less a 45% discount to market price and less a total of $60,000 in structuring, due diligence and administrative fees. The restricted shares issued by the Company are not subject to registration unless Mercatus is deemed to be an affiliate of the Company pursuant to the Securities Act of 1933, as amended, as of or at any time subsequent to the second anniversary of the closing, at which time the Company will have 120 days after Mercatus’ request to file a registration statement for all shares then held by Mercatus. The Company issued 33,334,000 shares of its common stock and deposited it with the custodian on May 15, 2007. As of the balance sheet date, the closing has not been scheduled but is expected to occur in August 2007.There are no assurances that this transaction will close in which case the Company’s sole remedy is the return of its stock.

Our principal sources of liquidity have been private placements of our securities and loans from management and shareholders. There will continue to be an operating cash flow deficit from the licensing of embedded software in the near term.

Cash at June 30, 2007 and 2006, respectively, was $14,953 and $69,630. At June 30, 2007 and 2006, respectively, we had total stockholders’ deficit of $5,523,462 and $2,669,479.

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

With regard to our current liabilities at June 30, 2007, $128,090 is payable to related note holders who have deferred repayment (one has deferred interest as well). Trade payables at June 30, 2007 of $955,897 are outstanding and will be paid as they come due or as payment may be extended by agreement of the parties. One vendor, MindTree Consulting Pvt. Ltd. (“MindTree”), accounted for 34% of the Company’s accounts payable. MindTree provided services to the Company under a Time and Materials Contract dated March 30, 2005 (the T&M Contract”). On a monthly basis, MindTree invoiced the Company for work it performed. Payment terms were net 30 days. The Company was unable to pay the invoices as they became due and, by informal agreement, extended the repayment terms monthly. On December 15, 2005, the Company entered into a written agreement with MindTree by which it agreed to pay MindTree $200,000 on or before December 23, 2005 and $100,000 per month on the last business day of each succeeding month until the outstanding indebtedness of approximately $580,000 was fully paid. The Company’s performance was secured by the software code (the “Intellectual Property”) MindTree developed under the T&M Contract. If the Company defaulted in making any payment when due and such default was not cured within five business days after receipt of a notice of default, MindTree would be entitled to co-own the Intellectual Property, with any revenue the Company realized from the Intellectual Property during the co-ownership period to be split 50-50 with MindTree. To date, the Company has paid MindTree $275,000 pursuant to this agreement. As of July 31, 2007, the Company is behind in making the scheduled payments. MindTree has not yet issued any notice of default and has extended the deadline to substantially complete the repayment until August 31, 2007.

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

As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2006 and 2005 and for the six month period ended June 30, 2007. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to satisfy past due obligations, support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2006 and 2005 and for the six month period ended June 30, 2007. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to satisfy past due obligations, support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

The table below lists our known contractual obligations at June 30, 2007.

Our long-term debt obligation consists of a $500,000 convertible debenture, plus interest payable monthly at 15% per annum. We are three months behind in our interest payments through June 2007.

Our purchase obligations are limited to employment contracts with company executives and senior staff. These seven written contracts are for one to three years in duration and expire at various dates through May 15, 2008.

The operating leases reported here are limited to the lease for office space in Chennai, India for our India subsidiary. We have signed a three-year lease for 6,000 sq. ft. of office space expiring on June 30, 2009. The rent is approximately $4,861 per month with 10% increases in the second and third years of the lease.

We have no capital lease obligations as defined in FASB Statement of Accounting Standards No. 13, “Accounting for Leases” nor do we have any other long-term liabilities reflected on the balance sheet under generally accepted accounting principles in the United States.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase Obligations (employment contracts) *	$1,334,167	1019,167	315,000	-	-
Current Debt Obligations	$1,014,486	1,014,486	-	-	-
Operating Lease Obligations **	$134,738	64,161	70,577	-	-
Capital Lease Obligations	$-	-	-	-	-
Other Long-Term Liabilities Reflected on Balance Sheet under GAAP	$-	-	-	-	-

*	Employment contracts with senior executives ranging in length from 1 year to 3 years, expiring on various dates through May 15, 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following stock transactions occurred in the second quarter of 2007:

On April 30, 2007 the Company issued 17,885 restricted shares to The Ardell Group for public relations services worth $4,650 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On May 11, 2007 the Company issued 50,000 restricted shares to Marcus Perez, an accredited investor, in return for his assistance in raising capital and obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $11,500 at the time of issuance.

On May 11, 2007 the Company issued 100,000 restricted shares to Henry Zimmer, an accredited investor, in return for his assistance in raising capital and obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $23,000 at the time of issuance.

On May 11, 2007 the Company issued 20,000 warrants to purchase our common stock exercisable at $0.50 to Larry Watkins, an accredited investor, in connection with his $20,000 loan. The warrants expire November 10, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On May 11, 2007 the Company issued 100,000 warrants to purchase our common stock exercisable at $0.50 to Robert V. and Kendra Noone, accredited investors, in connection with their $20,000 loan. The warrants expire November 10, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On May 14, 2007, the Company issued 33,334,000 restricted shares to Mercatus & Partners Limited (“Mercatus”), a United Kingdom private limited company, pursuant to a Restricted Equity Purchase Agreement providing for a delayed purchase transaction. The REPA is a Regulation S transaction. The amount the Company receives will be determined at closing in accordance with the formula established in the REPA, less a 45% discount to market price and less a total of $60,000 in structuring, due diligence and administrative fees. The securities were issued pursuant to the exemption from registration provided by Regulation S of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On May 31, 2007 the Company issued 2,087 restricted shares to The Ardell Group for public relations services worth $480 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On June 1, 2007 the Company issued 25,000 warrants to purchase our common stock exercisable at $0.50 to Marcus Perez, an accredited investor, in connection with his $15,000 loan. The warrants expire May 31, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On June 1, 2007 the Company issued 25,000 warrants to purchase our common stock exercisable at $0.50 to Lakshmil Narayana Peesapati and Anasuya Peesapati, accredited investors, in connection with their $25,000 loan. The warrants expire May 31, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On June 1, 2007 the Company issued 10,000 warrants to purchase our common stock exercisable at $0.50 to Shekar Viswanathan, an accredited investor, in connection with his $10,000 loan. The warrants expire May 31, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On June 1, 2007 the Company issued 25,000 warrants to purchase our common stock exercisable at $0.50 to Ramamohan Lal Tummala, an accredited investor, in connection with his $25,000 loan. The warrants expire May 31, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On June 25, 2007 the Company issued 38,462 restricted shares to Marcus Perez, an accredited investor, in return for his assistance in raising capital and obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $7,692 at the time of issuance.

On June 25, 2007 the Company issued 20,000 restricted shares to Dwight James, an accredited investor, in return for his assistance in raising capital and obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $4,000 at the time of issuance.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

10.27	Restricted Equity Purchase Agreement Between Mercatus & Partners Limited and Airbee Wireless, Inc. Dated May 14, 2007 (without schedules)

31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2007

AIRBEE WIRELESS, INC.

By:  /s/ Sundaresan Raja

Sundaresan Raja
Chief Executive Officer
(Principal Executive Officer)

By:  /s/ E. Eugene Sharer

E. Eugene Sharer
Interim Principal Financial Officer