Form 10QSB
period 2007-09-30
Airbee Wireless, Inc.
filed 2007-12-20
CIK 1297533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-50918

AIRBEE WIRELESS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	46-0500345
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9400 Key West Avenue, Suite 100 Rockville, MD	20850-3322
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 116,023,381 shares of Common Stock par value of $0.00004 as of December 10, 2007.

Transitional Small Business Disclosure Form (check one): Yes ☐ No ☑

AIRBEE WIRELESS, INC.

FORM 10-QSB

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

2007
ASSETS
Current Assets:
Cash and cash equivalents	$8,205
Accounts receivable, net	-
Prepaid expenses and other current assets	5,181

Total Current Assets	13,386

Fixed assets, net of depreciation	228,579

Intangible assets	310,157
Deferred financing costs	3,867
Other assets	63,727
377,751

TOTAL ASSETS	$619,716

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Notes payable - related party	$137,974
Notes payable - other	1,852,130
Montgomery settlement liability	-
Litigation settlement liability	700,000
Liability for stock to be issued	70,000
Fair value of derivatives	421,415
Convertible debentures, net of discount of $43,750	156,250
Warrants liability	185,540
Accounts payable and accrued expenses	2,586,942

Total Current Liabilities	6,110,251

Total Liabilities	6,110,251

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock, $.00004 Par Value; 200,000,000 shares authorized; 121,091,538 shares issued; 14,142,511 shares held in escrow; and 105,288,991 shares outstanding	4,211
Additional paid-in capital	14,920,231
Unearned compensation	(10,578)
Accumulated other comprehensive income	56,061
Shares issued for deferred financing, net of $3,450,069 discount	(4,216,751)
Accumulated deficit	(15,946,170)
(5,192,996)
Less: treasury stock, 1,660,036 shares at cost	(297,539)
Total Stockholders' Deficit	(5,490,535)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$619,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,

	2007	2006	2007	2006

OPERATING REVENUES
Sales	$29,163	$127,800	$5,925	$-

COST OF SALES	-	1,092	-	361

GROSS PROFIT	29,163	126,708	5,925	(361)

OPERATING EXPENSES
Compensation and professional fees	2,892,780	1,447,550	800,068	542,809
Stock option compensation expense	27,965	1,254,956	-	27,326
Research and development	10,556	-	34	-
Selling, general and administrative expenses	1,136,809	386,407	423,728	99,850
Depreciation and amortization	146,955	40,841	75,378	16,687
Total Operating Expenses	4,215,065	3,129,754	1,299,208	686,672

LOSS BEFORE OTHER INCOME (EXPENSE)	(4,185,902)	(3,003,046)	(1,293,283)	(687,033)

OTHER INCOME (EXPENSE)
Gain on derivatives/warrants	368,213	724,904	306,205	216,276
Other income	19,682	119	-	-
Interest expense	(755,522)	(423,293)	(289,047)	(258,590)
Total Other Income (Expense)	(367,627)	301,730	17,158	(42,314)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(4,553,529)	(2,701,316)	(1,276,125)	(729,347)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(4,553,529)	$(2,701,316)	$(1,276,125)	$(729,347)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.05)	$(0.04)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	93,081,086	67,728,836	101,686,807	74,124,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

Balance, December 31, 2006	$933

Gain on foreign currency translations	55,128

Balance, September 30, 2007	$56,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	Restated 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,553,529)	$(2,701,316)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	146,955	40,841
Common stock issued for services	1,729,828	341,267
Common stock issued for compensation	-	55,000
Gain on valuation of derivatives	(368,213)	(443,213)
Amortization of derivative discounts	131,250	131,250
Stock option compensation expense 123R	27,222	1,254,956
Exercised stock options returned by shareholders	(723)	-
Amortization of financing fees	11,592	11,592
Gain on foreign currency translations	55,128	(10)
Amortization of unearned compensation	11,976	11,976
Extension and late payment fees on bridge loans	269,435	92,663
Use of pledgd collateral for settlement of note payable and interest expense	-	(387,236)
Litigation settlement	337,839	-
Excess tax benefits from share-based payment arrangement	(9,788)	(439,235)

Changes in assets and liabilities
Decrease in accounts receivable	-	10,000
Decrease in prepaid expenses and other current assets	19,312	36,041
(Increase) in other assets	(9,492)	(31,384)
Increase in accounts payable, accrued
expenses and other current liabilities	1,092,845	490,245
Total adjustments	3,445,166	1,174,753

Net cash used in operating activities	(1,108,363)	(1,526,563)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	-	(38,256)
Acquisitions of fixed assets	(67,926)	(97,030)

Net cash used in investing activities	(67,926)	(135,286)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

		Restated
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issuances	$210,000	$480,296
Proceeds from stock subscriptions receivable	-	127,500
Proceeds from notes payable - other	717,564	483,000
Proceeds from derivative notes payable	-	115,000
Proceeds from secured convertible debenture	150,000	-
Proceeds from stock option exercise	-	400
Proceeds from notes payable - related party, net	37,844	-
Excess tax benefits from share-based payment arrangement	9,788	439,235

Net cash provided by financing activities	1,125,196	1,645,431

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51,093)	(16,418)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	59,298	27,854

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,205	$11,436

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$27,570	$30,625
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Common stock issued for compensation	$-	$55,000

Common stock issued for services	$1,729,828	$341,267

Common stock issued for deferred financing, net of discount	$4,216,751	$-

Stock options vested during period	$27,222	$1,254,956

Reverse issuance of common stock; overruled by court order	$131,268	$-

Warrants removed from liability	$59,621	$-

Conversion of note payable - other and accrued interest to common stock	$60,225	$113,085

Use of pledged collateral for settlement of note payable and accrued interest	$276,298	$387,236

Conversion of related party notes payable, accrued salaries payable and accrued interest to common stock	$46,968	$1,870,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
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

The Company has also amended its previously issued condensed consolidated financial statement for the three months ended March 31, 2007 to recognize additional compensation and professional fees of $510,000. The effect of these changes resulted in an increase of the loss for the three month period ended March 31, 2007 of $510,000 to a net loss of $1,705,985 and an increase in the accumulated deficit to $13,098,626.

The Company has also amended its previously issued condensed consolidated financial statement for the three months ended June 30, 2007 to recognize additional compensation and professional fees of $2,699, additional research and development expense of $90, additional depreciation expense of $902, additional interest expense of $186 and other income of $723. The effect of these changes resulted in an increase of the loss for the three month period ended June 30, 2007 of $3,154 to a net loss of $1,571,419 and an increase in the accumulated deficit to $14,670,045.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $15.95 million as of September 30, 2007. The Company's operations have been financed primarily through a combination of issued equity and debt. For the nine months ended September 30, 2007, the Company had a net loss of approximately $4,553,500 and cash used in operations of approximately $1,108,400.

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

As discussed below in Note 10, the Company has executed a Restricted Equity Purchase Agreement with Mercatus & Partners Limited (“Mercatus”), a United Kingdom private limited company by which Mercatus purchased 33,334,000 shares of Company stock in a delayed funding transaction. The closing had not been scheduled as of the balance sheet date but is anticipated to take place in the next quarter. There are no assurances that the transaction will close in which case the Company’s sole remedy is the return of its stock.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Airbee Wireless (India) Pvt. Ltd., located in India, for the nine months ended September 30, 2007 and 2006, respectively. All significant inter-company accounts and transactions have been eliminated in consolidation. Accounts denominated in non-U.S. currencies have been re-measured using the U.S. Dollar as the functional currency.

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

The Company maintains cash and cash equivalent balances at financial institutions in the United States of America and India. The financial institution in the United States of America is insured by the Federal Deposit Insurance Corporation up to $100,000. Of the $8,205 in cash and cash equivalents on September 30, 2007, the India rupee equivalent of $7,736 is uninsured.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at September 30, 2007. Accounts receivable are generally due within thirty (30) days and collateral is not required.

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

Deferred Financing Costs

Deferred financing fees were incurred in connection with the convertible debenture to Montgomery Equity Partners, Ltd. (see discussion below in Note 5). These will be amortized over the life of the convertible debenture (24 months). During the nine months ended September 30, 2007 and 2006, the Company recognized $11,592 in deferred financing costs.

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

Income Taxes

Income tax benefit is computed on the pretax loss based on current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and its financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the nine months ended September 30, 2007 and 2006, respectively.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expensed all costs incurred in connection with the start-up and organization of the Company.

Advertising

The Company’s policy is to expense the costs of advertising as incurred. The Company had no such cost for the nine months ended September 30, 2007 and 2006, respectively.

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at September 30, 2007 and 2006 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred losses since inception as a result of funding its research and development, including the development of its intellectual property portfolio which is key to its core products.

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30, 2007	September 30, 2006

Net Loss	$(4,553,529)	$(2,701,316)

Weighted-average common shares outstanding (Basic)	93,081,086	67,728,836

Weighted-average common stock Equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	93,081,086	67,728,836

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

Derivative Instruments

The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivative features. The Company accounts for these derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense). As of September 30, 2007, the fair value of the convertible debenture derivatives was $178,851, a decrease of $293,710 from December 31, 2006. The Company also had a net gain of $75,319 for the nine months ended September 30, 2007 on an additional derivative with a fair value of $242,564 at September 30, 2007. The total fair value of these derivatives was $421,415 at September 30, 2007; the total decrease in fair value for the nine months then ended was $218,391. The Company has included these as a component of net gain on derivatives in the Other Income (Expense) section of its Consolidated Statements of Operations.

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

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. Amortization expense for the nine months ended September 30, 2007 and 2006 was $11,976, respectively.

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

	Nine Months Ended
	09/30/07	09/30/06

Net loss, as reported	4,553,529	2,701,316

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	27,222	1,254,956

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27,222)	(1,254,956)

Net loss, pro forma	4,553,529	2,701,316

Earnings per share:

Basic, as reported	$(0.05)	$(0.04)

Basic, pro forma	$(0.05)	$(0.04)

Diluted, as reported	$(0.05)	$(0.04)

Diluted, pro forma	$(0.05)	$(0.04)

For the purpose of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	09/30/07	09/30/06

Dividend yield	0.00%	0.00%

Expected volatility	73.86%	156.59%

Risk-free interest rate	4.00%	4.00%

Expected life in years	3.75 - 4.67	3.25 - 4.50

The following table summarizes the stock option activity for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding, December 31, 2006	34,437,010	0.27420	3.04

Options granted	204,500	0.23280	4.86

Options reinstated	-	-	-

Options exercised	-	-	-

Options cancelled	32,750,010	0.27267	2.67

Options forfeited or expired	17,000	0.32000	3.76

Outstanding, September 30, 2007	1,874,500	0.29530	4.07

Options exercisable, Sept. 30, 2007	559,000	0.38830	4.10

Product Warranty

The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the nine months ended September 30, 2007 and 2006, respectively.

Goodwill and Other Intangible Assets

The identifiable intangible assets presented on the consolidated balance sheet represent the intellectual property that was capitalized post-technological feasibility. Management will continue to monitor and assess any impairment charges against those assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Beginning with the second quarter of 2005, the Company began amortizing its intellectual property costs over a five year period. The amortization amount for the current quarter is calculated based upon the ending balance of intellectual property from the preceding quarter. The amount amortized for the nine months ended September 30, 2007 was $22,650.

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

The main components of intangible assets are as follows:

	Nine Months Ended September 30, 2007
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$116,090	$75,500	$40,590
Capitalized Research & Development	404,352	134,785	269,567
Total Intangible Assets	$520,442	$210,285	$310,157

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Entities choosing the fair value option would be required to recognize subsequent changes in the fair value of those instruments and other items directly in earnings. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 will have a material impact on its financial position or results of operations.

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

NOTE 4 -	FIXED ASSETS

Fixed assets consist of the following at September 30, 2007:

2007
Computer and office equipment	$267,739

Leasehold improvements, net	44,601

Less: accumulated depreciation	(83,761)

Net book value	$228,579

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $23,217 and $18,191, respectively.

NOTE 5 -	DEBT

Notes Payable – Other

On April 20, 2005, the Company executed a promissory note for $750,000 to Montgomery Equity Partners, Ltd. (“Montgomery”). Pursuant to the terms of the promissory note, Montgomery disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 was to be disbursed to the Company after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board. The promissory note was secured by substantially all of the assets of the Company and shares of stock of an affiliate of the Company. The promissory note had a one-year term and accrued interest monthly at 24% per year. The Company had difficulty meeting the payment schedule called for by the promissory note and by virtue of a settlement with Montgomery, the obligation, which together with interest and liquidated damages totaled $937,500, is being repaid by a Company affiliate’s collateral. Because the settlement with Montgomery permits it to take any action necessary to recover any deficiency should liquidation of the pledged shares fail to recoup the entire agreed payoff amount, the Company continued to recognize this liability on its balance sheet. In September 2007, Montgomery completed the settlement. Over the nearly two year period, it sold a total of 4,019,221 of the 9.4 million pledged shares and realized net proceeds of $937,500.

In September 2005, a former director loaned the Company $100,000 in return for an unsecured demand promissory note. The terms of the note provide for interest at 6.5% per annum. Payment of the note is guaranteed by an affiliate of the Company. On September 19, 2006, the Company issued its promissory note for $100,000 due December 31, 2006 to replace the prior note. The terms of the note provide for interest at 10.0% per annum. The note is secured by 555,555 shares of stock which are held in escrow pursuant to a written escrow agreement. Payment of the promissory note has been extended to December 31, 2007 with the consent of the holder.

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

On January 12, 2007 and March 5, 2007, the Company executed promissory notes for $3,491 and $56,573, respectively, to Marcus Perez. The notes were due May 31, 2007 and June 30, 2007, respectively, but have been extended with the consent of the holder to December 31, 2007. Each note bears interest at the rate of 12% per annum. On May 11, 2007 the Company executed a promissory note for $15,000 to Mr. Perez. This note is due within 72 hours of any new significant funding. It is interest-free for 30 days. If not paid within that time, the note bears interest at 12% per annum compounded monthly. On June 6, 2007 the Company executed a promissory note for $25,000 to Mr. Perez. The note bears interest at the rate of 10% per annum and was due July 6, 2007. The note was paid on June 11, 2007. On August 23, 2007 the Company executed a promissory note for $30,000 to Mr. Perez. The note bears no interest; the Company issued 800,000 warrants exercisable through August 29, 2010 at an exercise price of $0.13 in lieu of interest. The note is due within five days after the Company receives a minimum of $1 million funding. On September 14, 2007 the Company executed a promissory note for $30,000 to Mr. Perez. The note bears no interest; the Company having issued the aforementioned 800,000 warrants exercisable through August 29, 2010 at an exercise price of $0.13 in lieu of interest. The note is due within five days after the Company receives a minimum of $1 million funding. As of September 30, 2007, the notes had accrued interest of $4,788.

On April 3, 2007 the Company executed a promissory note for $100,000 to Memphis Scale Works, Inc. The note bears interest at the rate of 12% per annum and was due May 2, 2007. In further consideration of the note, the Company issued 200,000 shares of its restricted common stock. The note has been extended with the consent of the holder to December 31, 2007. As of September 30, 2007, the note had accrued interest of $5,918.

On May 11, 2007 the Company executed a promissory note for $20,000 to Larry Watkins. The note bore interest at the rate of 10% per annum for the first 15 days of the term and thereafter at the rate of 15% per annum. The note was due September 30, 2007 but has been extended to December 31, 2007 with the consent of the parties. In further consideration, the Company issued 20,000 warrants to purchase common stock exercisable through November 10, 2008 at an exercise price of $0.50 per share. As of September 30, 2007, the note had accrued interest of $1,167.

On May 11, 2007 the Company executed a promissory note for $20,000 to Robert V. Noone. The note bore interest at the rate of 12% per annum and was due September 30, 2007 but has been extended to December 31, 2007 with the consent of the parties. In further consideration, the Company issued 100,000 warrants to purchase common stock exercisable through November 10, 2008 at an exercise price of $0.50 per share. As of September 30, 2007, the note had accrued interest of $934.

On May 11, 2007 the Company executed a promissory note for $30,000 to Henry Zimmer. This note is due within 72 hours of any new significant funding. The note is interest-free for the first 30 days of its term and thereafter at the rate of 12% per annum compounded monthly. As of September 30, 2007, the note had accrued interest of $1,111.

On June 1, 2007 the Company executed a promissory note for $10,000 to Shekar Viswanathan. The note bore interest at the rate of 10% per annum and was due July 6, 1007 but has been extended to November 30, 2007 with the consent of the parties. The note has a conversion feature exercisable at the holder’s option. As of September 30, 2007, the note had accrued interest of $332.

On June 1, 2007 the Company executed a promissory note for $25,000 to Lakshminarayana Peesapati and Anasuya Peesapati. The note bore interest at the rate of 10% per annum and was due July 6, 1007. The note has been extended with the consent of the holder to November 30, 2007. The note has a conversion feature exercisable at the holder’s option. As of September 30, 2007, the note had accrued interest of $829.

On June 1, 2007 the Company executed a promissory note for $25,000 to Ramamohan Lal Tummala. The note bore interest at the rate of 10% per annum and was due July 1, 1007. The note has been extended with the consent of the holder to November 30, 2007. The note has a conversion feature exercisable at the holder’s option. As of September 30, 2007, the note had accrued interest of $795.

On June 8, 2007 the Company executed a promissory note for $250,000 to Eric Roderick and Steve Barnes. The note bore interest at the rate of $25,000 for the lending period and is due 60 days from date. The note was extended with the consent of the holder to September 8, 2007 for an additional $12,500 in interest. It was replaced by a new promissory note dated September 6, 2007 in the amount of $287,500 bearing interest at 12% per annum due November 5, 2007, which has been further extended to February 15, 2008. The note has a conversion feature exercisable at the holder’s option. As of September 30, 2007, the note had accrued interest of $2,268.

Losses on the derivative feature of the Warrants totaled $91,264.

Convertible Debentures

On December 29, 2005, the Company executed a convertible debenture for $500,000 to Montgomery. Pursuant to the terms of the convertible debenture, Montgomery disbursed $350,000 upon the date the debenture was executed and the remaining $150,000 was disbursed on April 8, 2007. The debenture is convertible at the option of the holder into common shares of the Company at a price per share equal to 80% of the lowest closing value 10 days prior to the closing date or 10 days prior to the conversion date. In addition, the Company issued 2,000,000 freestanding warrants exercisable over three years as follows: 1,000,000 warrants at a strike price of the lesser of 80% of the average closing bid price for the 5 trading days preceding exercise or $0.20 per share; 500,000 warrants at a strike price of the lesser of 80% of the average closing bid price for the 5 trading days preceding exercise or $0.30 per share; and 500,000 warrants at a fixed strike price of $0.001. Montgomery has exercised all 2,000,000 warrants in cashless exercises and received a total of 1,337,009 shares of common stock. On August 10, 2007, Montgomery converted $300,000 of the debentures and received 2,884,615 shares of common stock.

The convertible debenture is secured by substantially all of the assets of the Company, pledged shares of stock of three affiliates of the Company, and 13.5 million pledged shares of stock (which are not counted as outstanding shares until converted pursuant to the terms of the Stock Purchase Agreement and Escrow Agreement that were part of this transaction). The pledged shares are held by an escrow agent, who is Montgomery’s general counsel, a partner of Montgomery’s general partner and Montgomery’s attorney of this transaction, pursuant to a written escrow agreement. The convertible debenture is due December 29, 2007 and accrues interest monthly at 15% per year. In connection with this transaction, the Company executed an Investor Registration Rights Agreement by which it agreed to file a registration statement with the SEC for at least the pledged shares held by the escrow agent and the 2 million warrants. The registration statement was to be filed within 30 days of the execution of the convertible debenture and declared effective within 90 days of filing. Failure to file or be declared effective within the agreed timeframe subjected the Company to liquidated damages equal to two percent (2%) of the liquidated value of the convertible debenture (initially $10,000, now $4,000 since August 10, 2007) for each thirty (30) day period after the scheduled filing or effective date deadline. By agreement, the filing and effective date deadlines were extended to April 30, 2007 and July 30, 2007, respectively. The registration statement has yet to be declared effective and the Company is working with Montgomery and the SEC to resolve all outstanding issues. Montgomery has not given notice imposing liquidated damages

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, the conversion feature associated with the $500,000 convertible debenture represents an embedded derivative. The Company recognized the embedded derivative in the amount of $659,966 as a liability in its December 31, 2005 consolidated balance sheet and measured it at its estimated fair value. The estimated fair value of the embedded derivative was calculated based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock	$0.32
Exercise price	$0.13
Dividend yield	0.00%
Risk free interest rate	4.00%
Expected volatility	115%
Expected life	2 Years

Changes in the fair value of the embedded and freestanding warrants with a variable price (derivatives) are calculated at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense). As of September 30, 2007, the fair value of the embedded derivative was $178,851 and the Company recognized a net gain on derivative of $293,710 for the nine months then ending.

The allocation of the proceeds of the convertible debenture to the warrants with a fixed exercise price and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $109,597 and $240,403, respectively. The discount on debt of $350,000 is being amortized to interest through December 31, 2007 using the effective interest method. The unamortized discount on debt at September 30, 2007 is $43,750.

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

Changes in the fair value of the embedded and freestanding warrants with a variable price (derivatives) are calculated at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense). Montgomery exercised the 1,500,000 variable price warrants in a cashless exercise on February 1, 2007 and received 841,176 shares of Company stock in the exchange. As of February 1, 2007, the fair value of the freestanding warrants derivative had decreased to $0 and the Company recognized a net gain on derivative of $171,821 for the nine months ended September 30, 2007.

Bridge Loan Derivatives

Between April 16, 2006 and May 5, 2006, five accredited investors accepted the Company’s term sheet for convertible senior secured bridge loans by providing a total of $115,000 cash to the Company. The terms of these bridge loans are: interest at 12% per annum, compounded monthly; repayable in ninety (90) days but the Company has the option of extending for another 30 days for a fee of 8% of the amount provided the Company; these five accredited investors have the option to convert their bridge loans to restricted shares of common stock at an exercise price of the lower of the average closing bid price of the Company’s stock for the five trading days preceding the date of the conversion or the market price of the stock on the trading day preceding the conversion. The Company exercised its option to extend the term for an additional thirty (30) days for these five loans. If the bridge loans are not repaid or converted by the end of their terms plus the optional extension, the Company will pay a penalty of 10% of the dollar value of the amount outstanding; the Company will pay an additional 10% penalty for each quarter thereafter that the bridge loans remain unpaid. These five accredited investors also received warrants to purchase common stock at the ratio of 1 common share for each $2.00 loaned. All warrants have a three year term and an exercise price of $0.50 per share. The warrants and any shares converted have piggyback registration rights. The Company has not repaid the bridge loans and the outstanding balance including accrued interest and penalties is $236,976. As a result of the conversion rights associated with these bridge loans, the Company recorded these bridge loans as a derivative liability valued at $242,564. The loss on this derivative for the nine months was $6,054.

NOTE 6 -	PROMISSORY NOTES – RELATED PARTY

The Company entered into promissory notes with some of its officers who have amounts outstanding with the Company. These amounts accrue interest at varying rates between 6.0% and 12.0% annually. As of September 30, 2007, the Company has $137,974 outstanding under these notes, plus $27,475 in accrued interest. With the exception of a promissory note due to an officer in the amount of $39,798 due March 31, 2008, the remaining notes are demand notes. All such notes are therefore reflected as current liabilities on the consolidated balance sheets. The notes relate to services rendered or funds loaned to the Company.

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

At September 30, 2007 and 2006, deferred tax assets consist of the following:

	September 30,
	2007	2006
Deferred tax asset	$5,581,160	$3,254,279
Less: valuation allowance	(5,581,160)	(3,254,279)
Total	$-	$-

At September 30, 2007 and 2006, the Company had accumulated deficits in the amount of $15,946,170 and $9,297,941, respectively, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 -	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2007 consist of the following:

September 30, 2007
Accounts payable	$1,027,036
Accrued salaries payable	1,266,342
Accrued interest payable	175,535
Accrued payroll liabilities	84,945
Reimbursements owed	23,156
Deferred tax liability (India)	402
Other current liabilities	9,526
Total	$2,586,942

Trade accounts payable are paid as they become due or as payment terms are extended with the consent of the vendor. At September 30, 2007, one vendor, MindTree Consulting Pvt. Ltd., an India corporation (“MindTree”), accounted for 32% of the Company’s accounts payable. The Company and MindTree entered into a repayment agreement more fully described in Note 10.

NOTE 9 -	STOCKHOLDERS’EQUITY

The Company has 200,000,000 shares of common stock, par value $0.00004, authorized at September 30, 2007.

At September 30, 2007, the Company has 121,091,538 common shares issued, 14,142,511 shares held in escrow, 1,660,036 shares in treasury, and 105,288,991 shares outstanding.

The following stock transactions occurred in the nine months ended September 30, 2007:

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

On January 31, 2007, the Company issued 200,000 restricted shares of stock to Newbridge Securities, Inc. for services worth $60,000 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On February 1, 2007, the Company issued 841,176 restricted shares to Montgomery Equity Partners, Ltd for the cashless exercise of 1,500,000 warrants. This transaction created 658,824 shares of treasury stock. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

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

On July 10, 2007 the Company issued 2,000,000 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $500,000 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On July 17, 2007, the Company issued 495,833 restricted shares to Montgomery Equity Partners, Ltd. for the cashless exercise of 500,000 warrants. This transaction created 4,167 shares of treasury stock. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On July 30, 2007 the Company issued 450,000 restricted shares to City VAC for public relations services worth $65,250 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On August 10, 2007, the Company issued 2,884,615 restricted shares to Montgomery Equity Partners, Ltd. for the conversion of $300,000 of the $500,000 secured convertible debentures due December 29, 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On August 29, 2007 the Company issued 800,000 warrants to purchase our common stock exercisable at $0.13 to Marcus Perez, an accredited investor, in lieu of interest for his $60,000 loan. The warrants expire August 29, 2010. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On September 5, 2007 the Company issued 100,000 warrants to purchase our common stock exercisable at $0.12 to Erik Roderick and Steve Barnes, accredited investors, in connection with their $250,000 loan. The warrants expire September 5, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On September 19, 2007 the Company issued 1,000,000 warrants to purchase our common stock exercisable at $0.20 to Pan American Relations in connection with shareholder and public relations services. The warrants expire June 19, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On September 20, 2007 the Company issued 111,703 restricted shares to David McCartney, a former officer, in reimbursement for expenses worth $6,702; this included a 50% premium for the restricted shares. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The individual received information concerning the Company and had the ability to ask questions about the Company.

Throughout the quarter ended September 30, 2007, the Company issued 1,068,627 restricted shares of common stock to 2 accredited investors (one of which is an affiliate of the Company) for cash totaling $140,000. In addition, the Company issued 568,627 warrants to these investors at strike prices ranging between $0.37 and $0.42 per share. The warrants will expire at varying dates from January 8, 2009 through March 9, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

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

Lease Agreements

A subsidiary, Airbee Wireless (India) Pvt. Ltd., has entered into a three-year lease agreement for office space in Chennai, India. Monthly rent in the US Dollar equivalent is $5,471. The lease runs from July 2006 through June 2009.

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

To date, the Company has paid MindTree $275,000 pursuant to this agreement. MindTree has not yet issued any notice of default. By a series of additional agreements, the payment deadline has been extended to March 31, 2008. The Company expects to complete or substantially complete the repayment by the new deadline. MindTree has indicated that if repayment of the indebtedness is substantially complete it will agree to an additional extension of the agreement

Guarantees

As mentioned in Note 6, above, on March 12, 2003 and April 30, 2003, Sundaresan Raja advanced a total of approximately $39,798 to Airbee Wireless (India) Pvt. Ltd. (“Airbee India”), the Company’s wholly-owned subsidiary in India. Airbee India has issued Mr. Raja a promissory note due on demand. The note accrues interest at 11.25% per year, which is below the local Indian market rates of 14% to 16%. On June 20, 2005, Mr. Raja advanced approximately $12,560 to Airbee India (of which approximately $6,280 remains outstanding) which issued Mr. Raja another demand promissory note. This note accrues interest at 12.0% per year, which is below the local Indian market rates of 14% to 16%. During 2007, Mr. Raja has advanced a total of approximately $31,902 to Airbee India on the same terms as the June 2005 note. At September 30, 2007, $77,979 was due under the notes, plus accrued interest of $23,489. The Company has guaranteed repayment of the advances.

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

The Company issued 33,334,000 shares of its common stock and deposited it with the custodian on May 15, 2007. The Company recorded the issuance of the stock based on the closing stock price of $0.23 per share on May 14, 2007 and shows the anticipated amount of the deferred financing net of the 45% discount to market price in the Equity section of its September 30, 2007 balance sheet. As of the balance sheet date, the closing has not been scheduled but is expected to close in November 2007. There are no assurances that this transaction will close in which case the Company’s sole remedy is the return of its stock.

Litigation

On October 3, 2005, Richard Sommerfeld, Jr., the Company’s former chief financial officer (“Sommerfeld”) filed suit against the Company. For a complete discussion of the claims and counterclaims in this action, please see the Litigation section of Note 9 to the Financial Statements in our Form 10-KSB/A for the year ended December 31, 2005.

On June 8, 2007, an order was entered in favor of Sommerfeld for partial summary judgment in the matter of payment of salary. The order stipulated that Sommerfeld be awarded $183,316.64 in accrued salary through his last day of work (August 29, 2005) plus interest, which is approximately $30,000. It was also ordered that payment be made in cash or cash equivalent and that promissory notes previously issued by the Company to Sommerfeld for wages are unenforceable and that counts one through six of Airbee's counterclaim alleging breach of employment agreement, breach of fiduciary duties, fraudulent inducement, tortious interference and taking of company property are dismissed. The remaining issues in the case were Sommerfeld's enhancement claim, stock option dispute and attorney's fees. The court ordered the parties to proceed to mediation, which took place on July 1, 2007 at which time the parties agreed to settle their disputes. The Company agreed to pay Sommerfeld’s back salary $183,316.64 along with an additional $316,683.36 in full payment of interest, reimbursements owed, and attorney’s fees as provided by statute. The Company had until August 14, 2007 (later extended to September 10, 2007) to pay the total settlement amount of $500,000 but was unable to do so. Pursuant to the settlement agreement, plaintiff was then entitled to enter a consent judgment for $700,000, which was entered on September 26, 2007, and is shown in the Current Liabilities section of the September 30, 2007 balance sheet.

NOTE 11 -	GOING CONCERN

As shown in the accompanying consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2006 and 2005 and for the nine months ended September 30, 2007. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has amended its previously issued condensed consolidated financial statement for the three months ended March 31, 2007 to recognize additional compensation and professional fees of $510,000. The effect of these changes resulted in an increase of the loss for the three month period ended March 31, 2007 of $510,000 to a net loss of $1,705,985 and an increase in the accumulated deficit to $13,098,626.

The Company has amended its previously issued condensed consolidated financial statement for the three months ended June 30, 2007 to recognize additional compensation and professional fees of $2,699, additional research and development expense of $90, additional depreciation expense of $902, additional interest expense of $186 and other income of $723. The effect of these changes resulted in an increase of the loss for the three month period ended June 30, 2007 of $3,154 to a net loss of $1,571,419 and an increase in the accumulated deficit to $14,670,045.

NOTE 13 -	SUBSEQUENT EVENTS

On October 5, 2007 the Company closed on a $500,000 convertible debenture with Golden Gate Investors, Inc. which contains two funding increments. The first tranche is for $350,000 which was funded on October 9, 2007. The second tranche is for $150,000 and is to be funded when the stock closing bid price reaches a stable or increasing per share price for five successive trading days. An affiliate of the company pledged ten million (10,000,000) shares to guarantee performance on the agreement in the event of default. The debenture bears interest at the rate of 8.75% per annum and matures in twelve months with an extension of up to six months at the option of the holder. The Company issued a three-year two million (2,000,000) share purchase warrant at a strike price of $0.12 per share which contains a cashless exercise provision. Subject to adjustment, the debenture is convertible at the lesser of (a) $0.25, or (b) sixty five percent (65%)of the average of the five (5) lowest daily volume weighted average price for the twenty (20) trading days prior to the conversion date.

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

Executive Summary

•
During 2007, we signed application development agreements with Medtronic Minimed and Fuel Automation India Pvt Ltd.. Our license agreements with foreign and domestic customers such as Radiocrafts (Norway), Texas Instruments (USA) and Infineon (Germany) remain in effect. Our ZNS Software stack version 1.0 was certified ZigBee-compliant through an independent testing laboratory during the fourth quarter of 2005 and version 1.1 was certified in January 2007. In addition, our upcoming version called ZigBee Pro will be undergoing certification soon and has been designated as one of the “golden units”. This means that the product will be used to set the standard by which other vendor’s products will be measured.

•
We had a $4,553,529 net loss before provision for income taxes in the first nine months of 2007 on revenue of $29,163. We recorded a $368,213 gain in other income (expense) from the re-valuation of derivatives required under SFAS 133. We raised $210,000 from the sale of stock to accredited investors.

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

Overview

Airbee Wireless, Inc. (hereinafter called “Airbee” or “Company”) reported $29,163 of revenue from planned operations in the first nine months of 2007. We have continued our go-to-market strategy of licensing the major microcontroller and IEEE 802.15.4 radio companies, having previously announced agreements with several microchip manufacturers. We believe this will lead to two types of revenues – service revenue from customized stack work, integration support and application development and royalty revenue from the licensing of our stack. We also announced a new product that facilitates low-power radio frequency (“RF”) application development for mesh networks including ZigBee.

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

We operate an online help desk to support our prospective customers as they evaluate the product for their application and use, and we are working with ATMEL now in the certification process for both the 2006 ZigBee standard and the new PRO version. We note similar progress with our ZigBee module partner Radiocrafts, which now has more than 50 OEMs using our ZNS stack and ZAPP (SPPIO) application. We anticipate several of these will go into production in 2008.

We will begin training programs for ATMEL to train their field application engineers upon completion of the certification testing. We expect this will result in increased opportunities with our partner’s customers. In addition, we participated in the ZigBee Developers program this April where we taught new developers how to use our stack to develop applications. We expect to do so again in the upcoming developers conference.. We have also established a world class RF laboratory at our development center in Chennai, India, which has already produced real world knowledge about RF interference issues in the ZigBee environment.

The Company has implemented a service relationship for customers and potential customers which we have named “ZSupport”. This is an online system which is hosted by a Parature product. It is a medium to access deliverables, demonstrations and product documentation. During the third quarter of 2007, we had fewer first-time visitors to our website and received fewer registered customers which is a small decrease from the comparable quarter in 2006. Statistics gathered from such registrations include transceiver and microcontroller preferences, customer profile and case studies. We have seen a further increased interest in our products from OEMs and system integrators in the quarter. We also expect to complete the ZigBee PRO certification and establish ourselves as a “golden unit” company with the ZigBee Alliance. on the new Atmel hardware platform and establish additional partnerships in the fourth quarter.

In January 2007 the Company’s common stock began trading on the over the counter bulletin board (OTCBB) which we believe will facilitate credibility in the money markets. The Mercatus financing which was anticipated to close in the third quarter has not closed at the time of this filing. The delays have been attributed to the devaluation of the NAV score which is driven by the stock price of the target companies in the investment portfolio. The Mercatus people continue to state that they look forward to completing the transaction. We continue to actively pursue other funding opportunities.

Results of Operations

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

During the first nine months of 2007 we had $29,163 in operating revenues, resulting in a net loss applicable to common shares of $4,553,529, or $0.05 net loss per share, compared to a net loss of $2,701,316 or $0.04 net loss per share for the same period in 2006. Cumulative net loss since inception totals $15,946,170.

Our net revenue for the nine months ended September 30, 2007 decreased to $29,163 as compared to $127,800 for the nine months ended September 30, 2006. The ZigBee Alliance released its enhanced standard to its members on September 27, 2006, which was not backwards compatible with the previous standard. Our software was certified ZigBee compliant to the new standard in January 2007. Another ZigBee enhanced standard (ZigBee Pro) will be released later in 2007. We are one of the companies selected to develop the “golden unit” to be used in the certification process. The succession of new standard releases has inhibited the OEMs and integrators from making the financial and technology commitments necessary to integrate our software into their products.

Operating expenses for the nine months ended September 30, 2007 were $4,215,065 as compared to $3,129,754 for the nine months ended September 30, 2006, an increase of 35% or $1,085,311. This increase, as further explained below, is principally due to increases in compensation and financing fees, selling, general and administrative expenses, interest costs and depreciation and amortization.

Our overall increase in compensation and professional fees for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was $1,445,230, to $2,892,780 from $1,447,550. This increase consists of an increase of $318,844 in compensation, an increase of $1,078,615 in financing professional fees, and a $39,072 increase in legal and accounting professional fees. Part of the increase in compensation is attributable in part to increased staff in India and retention bonuses paid to retain existing talent but also to an unfavorable change in the exchange rate resulting from the weaker dollar. Financing professional fees increased due to a non-cash payment to our corporate finance and strategic counsel of 2 million common shares of our stock valued at $500,000 when issued plus their monthly fee of $10,000 which we have also paid in restricted stock. We have also incurred financing costs associated with various new notes payable and extensions of existing notes. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.

Stock option compensation expense required by SFAS 123R was $27,222 for the nine months ended September 30, 2007 and $1,254,956 for the nine months ended September 30, 2006, a decrease of $1,227,734. Starting in January 2006, the Company is required to expense stock options granted and vesting in the period. This is a non-cash expense caused by the options granted to new India employees in the first half of the year. No options issued prior to December 31, 2005 vested during the first nine months of 2007.

Selling, general and administrative expenses increased to $1,136,809 in the first nine months of 2007, up $750,402 or 194% from $386,407 in the same period in 2006. This increase was due primarily to recognition of $477,969 in costs associated with our settlement of the litigation brought by our former CFO and from increases in sales and marketing and consulting expenses. Our overall selling and marketing expenses consist primarily of marketing related expenses, sales commissions, facility costs and travel costs. Expenses, particularly certain marketing and compensation-related expenses, may vary going forward, depending in part on the level of revenue and profits.

Research and development expense for the nine months ended September 30, 2007 was $10,556 compared to $0 for the nine months ended September 30, 2006. Although our software was certified ZigBee compliant in January 2007, the ZigBee Alliance has announced plans to release a new standard (ZigBee Pro) later in 2007. As a result, we have elected not to capitalize any research and development costs associated with the ZigBee 2006 standard.

Depreciation and amortization expense for the nine months ended September 30, 2007 increased $106,114 as the Company began amortizing its capitalized research and development costs in the fourth quarter of 2006. Interest expense for the nine months ended September 30, 2007 increased $332,229 to $755,522 from $423,293 for the nine months ended September 30, 2006. Interest costs associated with the bridge loans accounted for $207,682 of this increase with increased interest costs for notes payable – related parties and notes payable – others accounting for the rest of the increase.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

During the third quarter of 2007 we had $5,925 in operating revenues, resulting in a net loss applicable to common shares of $1,276,125, or $0.01 net loss per share, compared to a net loss of $729,347 or $0.01 net loss per share for the same period in 2006. Cumulative net loss since inception totals $15,946,170.

Our net revenue for the three months ended September 30, 2007 increased to $5,925 as compared to $0 for the three months ended September 30, 2006. The ZigBee Alliance released its enhanced standard to its members on September 27, 2006, which was not backwards compatible with the previous standard. Our software was certified ZigBee compliant to the new standard in January 2007. Another ZigBee enhanced standard (ZigBee Pro) will be released later in 2007. We are one of the companies selected to develop the “golden unit” to be used in the certification process. The succession of new standards releases has inhibited the OEMs and integrators from making the financial and technology commitments necessary to integrate our software into their products.

Operating expenses for the three months ended September 30, 2007 were $1,299,208 as compared to $686,672 for the three months ended September 30, 2006, an increase of 89% or $612,536. This increase, as further explained below, is principally due to increases in compensation and professional fees, selling, general and administrative expenses, and depreciation and amortization, which offset a decreases in stock option compensation expense.

Our overall increase in compensation and professional fees for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 was $257,259, to $800,068 from $542,809. This increase consists of an increase of $191,129 in compensation costs, an increase of $48,220 in financing professional fees and a $9,965 increase in legal and accounting professional fees. Part of the increase in compensation is attributable in part to increased staff in India but also to an unfavorable change in the exchange rate resulting from the weaker dollar. Financing professional fees increased due to a non-cash payment to our corporate finance and strategic counsel of restricted shares valued at $10,000 per month plus financing arrangements with other short-term lenders. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.

Stock option compensation expense required by SFAS 123R was $0 for the quarter ended September 30, 2007 as the Company is now required to expense stock options granted and vesting in the period. This is a non-cash expense caused by the options granted to new India employees in the quarter. No options issued prior to December 31, 2005 vested during the quarter. The comparable expense in the third quarter of 2006 was $27,326.

Selling, general and administrative expenses increased to $423,728 in the third quarter of 2007, up $323,878 or 324% from $99,850 in the third quarter of 2006. This increase was due primarily to recognition of $200,000 in costs associated with our settlement of the litigation brought by our former CFO and from increases in marketing, travel and other costs which offset decreases other expenses. Our overall selling and marketing expenses consist primarily of marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs. Expenses, particularly certain marketing and compensation-related expenses, may vary going forward, depending in part on the level of revenue and profits.

Research and development expense for the three months ended September 30, 2007 was $34 compared to $0 for the three months ended September 30, 2006. Although our software was certified ZigBee compliant in January 2007, the ZigBee Alliance has announced plans to release a new standard (ZigBee Pro) later in 2007. As a result, we have elected not to capitalize any research and development costs associated with the ZigBee 2006 standard.

Depreciation and amortization expense for the quarter ended September 30, 2007 increased $58,691 as the Company began amortizing its capitalized research and development costs in the fourth quarter of 2006. Interest expense for the three months ended September 30, 2007 increased $30,457 to $289,047 from $258,590 for the three months ended September 30, 2006. Interest costs associated with notes payable – related parties, notes payable – others and the bridge loans accounted for this increase.

Liquidity and Capital Resources

Since inception, we have principally funded our operations from private placements of securities and management and shareholder loans and contributions of $4,911,883. This amount includes $97,500 in loans from accredited investors made during the third quarter of 2007. As of September 30, 2007, we have $137,974 outstanding under notes payable – related parties, $1,266,342 outstanding under accrued salaries payable and $1,852,130 outstanding in notes payable – other. Proceeds from notes payable were used to pay down current payables. We will require approximately $5 million to continue operations for the next 12 months. To the extent permitted by the lender(s), the funding will be allocated principally for payment of outstanding obligations, sales, marketing and working capital. It is not anticipated that any lack of funding will impact upon the existing license and development agreements with our customers since our software development has been completed for three of our products.

We have incurred an accumulated deficit at September 30, 2007 of $15,946,170 compared to $9,297,941 at September 30, 2006. We had negative working capital at September 30, 2007 of $6,096,865 compared to negative working capital of $3,696,638 at September 30, 2006. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

On December 29, 2005, we entered into a Securities Purchase Agreement with Montgomery pursuant to which we agreed to issue Montgomery secured convertible debentures in the principle amount of $500,000. Of these secured convertible debentures, $350,000 was funded on December 29, 2005. The remaining $150,000 was funded on April 9, 2007. The secured convertible debentures are convertible, in whole or in part, at any time and from time to time before maturity (December 29, 2007) at the option of the holder at the lesser of (a) eighty percent (80%) of the lowest closing bid price of the common stock for the ten (10) trading days immediately preceding the closing date or (b) eighty percent (80%) of the lowest closing bid price of common stock for ten (10) trading days immediately preceding the conversion date. The secured convertible debentures are due December 29, 2007, have piggy-back registration rights and accrue interest monthly at the rate of fifteen percent (15%) per year. We are $28,646, behind with our interest payments.

In connection with the Securities Purchase Agreement we issued Montgomery three warrants to purchase a total of 2,000,000 shares of our common stock. The warrants are exercisable for a period of three years. The exercise price for the first warrant for 1,000,000 shares is the lesser of 80% of the lowest closing bid price for the five trading days immediately preceding the exercise date or $0.20 per share. The exercise price for the second warrant for 500,000 shares is the lesser of 80% of the lowest closing bid price for the five trading days immediately preceding the exercise date or $0.30 per share. The exercise price for the third warrant for 500,000 shares is $0.001 per share. The first two such warrants for 1.5 million shares were exercised in February 2007 which yielded 841,176 shares under a cashless exercise provision; the third warrant for 500,000 shares was exercised in July 2007 which yielded 495,833 shares under a cashless exercise provision.

On May 14, 2007, the Company executed a Restricted Equity Purchase Agreement (“REPA”) with Mercatus & Partners Limited (“Mercatus”), a United Kingdom private limited company, by which Mercatus agreed to purchase 33,334,000 shares of the Company’s restricted common stock in a delayed purchase transaction. The REPA is a Regulation S transaction. The amount the Company receives will be determined at closing in accordance with the provisions of the REPA less a 45% discount to market price and less a total of $60,000 in structuring, due diligence and administrative fees. The restricted shares issued by the Company are not subject to registration unless Mercatus is deemed to be an affiliate of the Company pursuant to the Securities Act of 1933, as amended, as of or at any time subsequent to the second anniversary of the closing, at which time the Company will have 120 days after Mercatus’ request to file a registration statement for all shares then held by Mercatus. The Company issued 33,334,000 shares of its common stock and deposited it with the custodian on May 15, 2007. As of the balance sheet date, the closing has not been scheduled but is expected to occur in November 2007.There are no assurances that this transaction will close in which case the Company’s sole remedy is the return of its stock.

Our principal sources of liquidity have been private placements of our securities and loans from management and shareholders. There will continue to be an operating cash flow deficit from the licensing of embedded software in the near term.

Cash at September 30, 2007 and 2006, respectively, was $8,205 and $11,436. At September 30, 2007 and 2006, respectively, we had total stockholders’ deficit of $5,490,535 and $2,899,243.

Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. We anticipate that our operating and capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on (a) the level of our future sales (which depend, to a large extent, on general economic conditions affecting us and our customers, as well as the timing of our products’ sales cycles (for both the ZigBee 2006 global standard and the upcoming release of the ZigBee Pro global standard) and other competitive factors) and (b) our ability to control expenses.

With regard to our current liabilities at September 30, 2007, $137,974 is payable to related note holders who have deferred repayment (one has deferred interest as well). Trade payables at September 30, 2007 of $1,027,036 are outstanding and will be paid as they come due or as payment may be extended by agreement of the parties. One vendor, MindTree Consulting Pvt. Ltd. (“MindTree”), accounted for 32% of the Company’s accounts payable. MindTree provided services to the Company under a Time and Materials Contract dated March 30, 2005 (the T&M Contract”). On a monthly basis, MindTree invoiced the Company for work it performed. Payment terms were net 30 days. The Company was unable to pay the invoices as they became due and, by informal agreement, extended the repayment terms monthly. On December 15, 2005, the Company entered into a written agreement with MindTree by which it agreed to pay MindTree $200,000 on or before December 23, 2005 and $100,000 per month on the last business day of each succeeding month until the outstanding indebtedness of approximately $580,000 was fully paid. The Company’s performance was secured by the software code then in existence (the “Intellectual Property”) MindTree developed under the T&M Contract; the ZigBee version 1.0 software. If the Company defaulted in making any payment when due and such default was not cured within five business days after receipt of a notice of default, MindTree would be entitled to co-own the Intellectual Property, with any revenue the Company realized from the Intellectual Property during the co-ownership period to be split 50-50 with MindTree. To date, the Company has paid MindTree $275,000 pursuant to this agreement. As of October 31, 2007, the Company is behind in making the scheduled payments. MindTree has not yet issued any notice of default and has extended the deadline to substantially complete the repayment until March 31, 2008.

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

As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2006 and 2005 and for the nine month period ended September 30, 2007. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to satisfy past due obligations, support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

The table below lists our known contractual obligations at September 30, 2007.

Our long-term debt obligation consists of a $500,000 convertible debenture, plus interest payable monthly at 15% per annum. We are six months behind in our interest payments through September 2007.

Our purchase obligations are limited to employment contracts with company executives and senior staff. These seven written contracts are for one to three years in duration and expire at various dates through May 15, 2008.

The operating leases reported here are limited to the lease for office space in Chennai, India for our India subsidiary. We have signed a three-year lease for 6,000 sq. ft. of office space expiring on June 30, 2009. We are in the second year of a three year lease. The current rent is approximately $5,471 per month with a 10% increase in the third year of the lease.

We have no capital lease obligations as defined in FASB Statement of Accounting Standards No. 13, “Accounting for Leases” nor do we have any other long-term liabilities reflected on the balance sheet under generally accepted accounting principles in the United States.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase Obligations (employment contracts) *	$712,917	500,417	212,500	-	-
Current Debt Obligations	$1,027,036	1,027,036	-	-	-
Operating Lease Obligations **	$139,510	67,293	72,217	-	-
Capital Lease Obligations	$-	-	-	-	-
Other Long-Term Liabilities Reflected on Balance Sheet under GAAP	$-	-	-	-	-

____________
*	Employment contracts with senior executives ranging in length from 1 year to 3 years, expiring on various dates through May 15, 2008.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following stock transactions occurred in the third quarter of 2007:

On July 9, 2007, the Company issued 235,294 restricted shares of common stock to Robert V. Noone, an accredited investor, for cash totaling $40,000. In addition, the Company issued 235,294 warrants to Mr. Noone at strike prices of $0.42 per share. The warrants will expire on January 8, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On July 10, 2007 the Company issued 2,000,000 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $500,000 at the time the obligation was incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On July 17, 2007, the Company issued 495,833 restricted shares to Montgomery Equity Partners, Ltd. for the cashless exercise of 500,000 warrants. This transaction created 4,167 shares of treasury stock. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On July 30, 2007 the Company issued 450,000 restricted shares to City VAC for public relations services worth $65,250 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On August 10, 2007, the Company issued 2,884,615 restricted shares to Montgomery Equity Partners, Ltd. for the conversion of $300,000 of the $500,000 secured convertible debentures due December 29, 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On August 29, 2007 the Company issued 800,000 warrants to purchase our common stock exercisable at $0.13 to Marcus Perez, an accredited investor, in lieu of interest for his $60,000 loan. The warrants expire August 29, 2010. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On September 5, 2007 the Company issued 100,000 warrants to purchase our common stock exercisable at $0.12 to Erik Roderick and Steve Barnes, accredited investors, in connection with their $250,000 loan. The warrants expire September 5, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On September 10, 2007, the Company issued 833,333 restricted shares of common stock to V.V. Sundaram, an accredited investor and an affiliate of the Company for cash totaling $100,000. In addition, the Company issued 333,333 warrants to Mr. Sundaram at strike prices of $0.37 per share. The warrants will expire on March 9, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On September 19, 2007 the Company issued 1,000,000 warrants to purchase our common stock exercisable at $0.20 to Pan American Relations in connection with shareholder and public relations services. The warrants expire June 19, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On September 20, 2007 the Company issued 111,703 restricted shares to David McCartney, a former officer, in reimbursement for expenses worth $6,702; plus a 50% premium for the restricted shares. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The individual received information concerning the Company and had the ability to ask questions about the Company.

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

Dated: December 19, 2007

AIRBEE WIRELESS, INC.

By:	/s/ Sundaresan Raja
Sundaresan Raja Chief Executive Officer (Principal Executive Officer)

By:	/s/ E. Eugene Sharer
E. Eugene Sharer Interim Principal Financial Officer