Form 10QSB/A
period 2007-03-31
Airbee Wireless, Inc.
filed 2008-02-01
CIK 1297533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 93,014,844 shares of Common Stock par value of $0.00004 as of January 28, 2008.

Transitional Small Business Disclosure Form (check one): Yes ☐ No ☒

AIRBEE WIRELESS, INC.

FORM 10-QSB/A

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(UNAUDITED)

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

Restated
2007
ASSETS

Current Assets:
Cash and cash equivalents	$-
Accounts receivable, net	10,395
Prepaid expenses and other current assets	3,455

Total Current Assets	13,850

Fixed assets, net of depreciation	231,575

Intangible assets	392,650
Deferred financing costs	11,595
Other assets	55,266
459,511

TOTAL ASSETS	$704,936

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Notes payable - related party	$120,109
Notes payable - other	1,016,714
Montgomery settlement liability	217,268
Fair value of derivatives	689,517
Convertible debentures, net of discount of $131,250	218,750
Warrants liability	987,804
Liability for stock to be issued	510,000
Accounts payable and accrued expenses	1,962,597

Total Current Liabilities	5,722,759

Total Liabilities	5,722,759

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock, $.00004 Par Value; 200,000,000 shares authorized;
97,219,931 shares issued; 14,142,511 shares held in escrow;
and 81,421,551 shares outstanding	3,257
Additional paid-in capital	8,372,747
Unearned compensation	(18,562)
Prepaid consulting	(458,333)
Other accumulated comprehensive income	20,404
Accumulated deficit	(12,640,293)
(4,720,780)
Less: stock subscription receivable	-
Less: treasury stock, 1,655,869 shares at cost	(297,043)
Total Stockholders' Deficit	(5,017,823)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$704,936

 The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Restated	Restated
	2007	2006

OPERATING REVENUES
Sales	$20,790	$51,600

COST OF SALES	-	-

GROSS PROFIT	20,790	51,600

OPERATING EXPENSES
Compensation and professional fees	527,115	547,220
Stock option compensation expense	469	1,015,141
Research and development	4,842	-
Selling, general and administrative expenses	202,094	130,155
Depreciation and amortization	55,685	12,056
Total Operating Expenses	790,205	1,704,572

LOSS BEFORE OTHER INCOME (EXPENSE)	(769,415)	(1,652,972)

OTHER INCOME (EXPENSE)
Gain (loss) on derivatives/warrants	(290,818)	427,532
Other income	18,959	-
Interest expense	(206,378)	(64,740)
Total Other Income (Expense)	(478,237)	362,792

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,247,652)	(1,290,180)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,247,652)	$(1,290,180)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	80,594,953	60,230,066

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

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Restated	Restated
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,247,652)	$(1,290,180)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Depreciation and amortization	55,685	12,056
Common stock issued for services	137,730	90,500
Liability for stock to be issued for services	10,000	-
Common stock issued for compensation	-	25,000
Gain on valuation of derivatives	290,818	(427,532)
Amortization of derivative discounts	43,750	39,183
Stock option compensation expense 123R	469	1,015,141
Amortization of financing fees	3,864	3,864
Gain on foreign currency translations	19,471	(6)
Amortization of unearned compensation	3,992	3,992
Extension and late payment fees on bridge loans	85,065	-
Amortization of prepaid consulting	41,667	-
Excess tax benefits from share-based payment arrangement	(164)	(355,299)

Changes in assets and liabilities
(Increase) in accounts receivable	(10,395)	(17,110)
Decrease in prepaid expenses and other current assets	21,038	40,128
(Increase) in other assets	(1,031)	(383)
Increase in accounts payable and accrued expenses	258,333	272,633
Total adjustments	960,292	702,167

Net cash (used in) operating activities	(287,360)	(588,013)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	-	(36,298)
Acquisitions of fixed assets	(62,145)	(1,897)

Net cash (used in) investing activities	(62,145)	(38,195)

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Restated	Restated
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issuances	$70,000	$96,400
Proceeds from stock subscriptions receivable	-	122,500
Proceeds from notes payable - other	200,064	40,000
Proceeds from notes payable - related party, net	19,979	-
Excess tax benefits from share-based payment arrangement	164	355,299

Net cash provided by financing activities	290,207	614,199

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(59,298)	(12,009)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	59,298	27,854

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$15,845

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$13,125	$4,659
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Common stock issued for compensation	$-	$25,000

Common stock issued for services	$137,730	$90,500

Stock options vested during period	$469	$1,015,141

Common stock issued for subscription receivable	$-	$5,000

Warrants converted to liability	$420,546	$-

Conversion of note payable - other and accrued interest to common stock	$60,225	$73,085

Use of pledged collateral for settlement of note payable and accrued interest	$59,030	$191,424

Conversion of related party notes payable, accrued salaries payable and accrued interest to common stock	$40,266	$1,890,012

Liability for stock to be issued for prepaid consulting fees	$500,000	$-

Liability for stock to be issued for services	$10,000	$-

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

Restatement

These condensed consolidated financial statement for the three months ended March 31, 2007 have been restated to recognize additional compensation and professional fees of $51,667. The effect of these changes resulted in an increase of the loss for the three month period ended March 31, 2007 of $51,667 to a net loss of $1,247,652 and an increase in the accumulated deficit to $12,640,293.

These condensed consolidated financial statements for the three months ended March 31, 2006 have been restated for amortization of intangible assets of $5,050 and certain balance sheet reclassifications to conform with the December 31, 2005 restatement. The effect of these changes resulted in an increase of the loss for the three month period ended March 31, 2006 of $5,050 to a net loss of $1,290,180 and an increase in the accumulated deficit to $7,886,805.

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

The Company regularly evaluates its working capital needs and existing burn rate to make appropriate adjustments to operating expenses. On December 29, 2005, the Company executed a $500,000 convertible debenture with Montgomery Equity Partners, Ltd. Pursuant to its terms, Montgomery disbursed $350,000 to the Company with the remaining $150,000 to be disbursed after the Company’s common stock commenced trading on the Over-the-Counter Bulletin Board market and two days before the Company files a Form SB-2 with the U.S. Securities and Exchange Commission. The convertible debenture has a two-year term and accrues monthly interest at 15% per year. As more fully disclosed in Note 13 – Subsequent Events, Montgomery disbursed the remaining $150,000 on April 9, 2007.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2007 Restated	March 31, 2006

Net Loss	$(1,247,652)	$(1,290,180)

Weighted-average common shares outstanding (Basic)	80,594,953	60,230,066

Weighted-average common stock Equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	80,594,953	60,230,066

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

	Three Months Ended
	03/31/07 Restated	03/31/06

Net loss, as reported	$1,247,652	$1,290,180

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	469	1,015,141

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(469)	(1,015,141)

Net loss, pro forma	$1,247,652	$1,290,180

Loss per share:

Basic, as reported	$0.02	$0.02

Basic, pro forma	$0.02	$0.02

Diluted, as reported	$0.02	$0.02

Diluted, pro forma	$0.02	$0.02

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

The convertible debenture is secured by substantially all of the assets of the Company, pledged shares of stock of three affiliates of the Company, and 13.5 million pledged shares of stock (which are not counted as outstanding shares until converted pursuant to the terms of the Stock Purchase Agreement and Escrow Agreement that were part of this transaction). The pledged shares are held by an escrow agent, who is Montgomery’s general counsel, a partner of Montgomery’s general partner and Montgomery’s attorney of this transaction, pursuant to a written escrow agreement. The convertible debenture has a two-year term and accrues interest monthly at 15% per year. In connection with this transaction, the Company executed an Investor Registration Rights Agreement by which it agreed to file a registration statement with the SEC for at least the pledged shares held by the escrow agent and the 2 million warrants. The registration statement was to be filed within 30 days of the execution of the convertible debenture and declared effective within 90 days of filing. Failure to file or be declared effective within the agreed timeframe subjected the Company to liquidated damages equal to two percent (2%) of the liquidated value of the convertible debenture ($7,000) for each thirty (30) day period after the scheduled filing or effective date deadline. By agreement, the filing and effective date deadlines were extended to April 30, 2007 and July 30, 2007, respectively. See Note 13 – Subsequent Events.

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

At March 31, 2007 and 2006, deferred tax assets consist of the following:

	March 31,
	2007	2006
Deferred tax asset	$4,424,103	$2,760,382
Less: valuation allowance	(4,424,103)	(2,760,382)
Total	$-	$-

At March 31, 2007 and 2006, the Company had accumulated deficits in the approximate amount of $12,640,293 and $7,886,805, respectively, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

NOTE 9 -	STOCKHOLDERS’ EQUITY

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

Prepaid Consulting

On March 5, 2007 the Company entered into a one year consulting contract for two million shares to be issued with a fair value of $500,000. The contract is being amortized to professional fees over the life of the contract.

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

These condensed consolidated financial statement for the three months ended March 31, 2007 have been restated to recognize additional compensation and professional fees of $51,667. The effect of this change resulted in an increase of the loss for the three month period ended March 31, 2007 of $51,667 to a net loss of $1,247,652 and an increase in the accumulated deficit to $12,640,293.

The Company amended its condensed consolidated financial statement for the three months ended March 31, 2006 for amortization of intangible assets of $5,050 and certain balance sheet reclassifications to conform with the December 31, 2005 restatement. The effect of these changes resulted in an increase of the loss for the three month period ended March 31, 2006 of $5,050 to a net loss of $1,290,180 and an increase in the accumulated deficit to $7,886,805.

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

On May 4, 2007, plaintiff Richard Sommerfeld was granted partial summary judgment on his wage claims and dismissing some of the Company’s counterclaims in a verbal ruling by the court. The wage claims total approximately $183,000 plus interest. The court denied plaintiff’s request for immediate entry of judgment and as of the time of this filing no written order confirming the court’s ruling has been entered. See Note 10 – Litigation, above, for additional information on this case. The Company is presently reviewing its options.

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

•
We had a $1,247,652 net loss before provision for income taxes in the first three months of 2007 on revenue of $20,790. We recorded a $290,818 loss in other income (expense) from the re-valuation of derivatives required under SFAS 133. We raised $70,000 from the sale of stock to accredited investors.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

During the first quarter of 2007 we had $20,790 in operating revenues, resulting in a net loss applicable to common shares of $1,247,652, or $0.02 net loss per share, compared to a net loss of $1,290,180 or $0.02 net loss per share for the same period in 2006. This quarter’s net loss was increased by the realization of $290,818 as a loss from the re-valuation of derivatives in accordance with accounting rules. Cumulative net loss since inception totals $12,640,293.

Our net revenue for the three months ended March 31, 2007 decreased to $20,790 as compared to $51,600 for the three months ended March 31, 2006. The ZigBee Alliance released its enhanced standard to its members on September 27, 2006, which was not backwards compatible with the previous standard. Our software was certified ZigBee compliant to the new standard in January 2007.

Operating expenses for the three months ended March 31, 2007 were $790,205 as compared to $1,704,572 for the three months ended March 31, 2006, a decrease of 54% or $914,367. This decrease, as further explained below, is principally due to decreases in compensation and professional fees and stock option compensation expense, which offset increases in selling, general and administrative expenses, research and development costs and depreciation and amortization.

Our overall decrease in compensation and professional fees for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 was $20,105, to $527,115 from $547,220. This decrease consists of a decrease of $75,844 in compensation and an increase of $50,970 in financing professional fees, and a $4,769 increase in legal and accounting professional fees. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.

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

Depreciation and amortization expense for the quarter ended March 31, 2007 increased $43,629 as the Company is began amortizing its capitalized research and development costs in the fourth quarter of 2006. Interest expense for the three months ended March 31, 2007 increased $141,638 to $206,378 from $64,740 for the three months ended March 31, 2006. Interest costs associated with the bridge loans accounted for $119,030 of this increase with increased interest costs for notes payable – related parties and notes payable – others accounting for the rest of the increase.

Liquidity and Capital Resources

Since inception, we have principally funded our operations from private placements of securities and management and shareholder loans and contributions of $4,229,428. This amount includes $200,064 in loans from accredited investors made during the first quarter of 2007. As of March 31, 2007, we have $120,109 outstanding under notes payable – related parties, $848,930 outstanding under accrued salaries payable and $1,016,714 outstanding in notes payable – other. During the first quarter of 2007, we received an aggregate of $70,000 in cash from accredited investors in consideration of 357,951 shares of our common stock and 143,180 common stock purchase warrants. We also received $200,064 from shareholder loans. Proceeds were used to pay down current payables. We will require approximately $5 million to continue operations for the next 12 months. Most of the funding will be allocated principally for payment of outstanding obligations, sales, marketing and working capital. It is not anticipated that any lack of funding will impact upon the existing license and development agreements with our customers since our software development has been completed for three of our products.

We have incurred an accumulated deficit at March 31, 2007 of $12,640,293 compared to $7,886,805 at March 31, 2006. We had negative working capital at March 31, 2007 of $5,708,909 compared to negative working capital of $3,132,694 at March 31, 2006. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

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

Cash at March 31, 2007 and 2006, respectively, was $0 and $15,845. At March 31, 2007 and 2006, respectively, we had total stockholders’ deficit of $5,017,823 and $2,334,810.

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

The Company has previously identified certain internal control deficiencies that we consider to be material weaknesses. These consist of (1) inadequate communication leading to the untimely filing of a current report with the Securities and Exchange Commission in January 2005 and (2) certain accounting and disclosure matters. The accounting and disclosure deficiencies were: (1) a failure to amortize capitalized intellectual property costs and (2) improper accounting of unearned compensation arising from the issuance of stock options below market value. The accounting deficiencies are principally due to the Company’s transition from a private company to a public reporting company. Prior to going public the Company amortized capitalized intellectual property costs and accounted for unearned compensation arising from the issuance of stock options below market value contrary to the requirements of SFAS 86 and SFAS 123, respectively, as such accounting methods were not required by a private entity. Subsequent to going public, the Company’s controller recognized the necessity to account for these items in accordance with SFAS 86 and SFAS 123. A further disclosure deficiency was presented when a material services agreement with the Company’s investment and strategic advisor with an effective date of March 5, 2007 was not provided to the corporate secretary and the controller until the start of the third calendar quarter and after the Company’s Form 10-QSB for the quarter ended March 31, 2007 had been filed. This agreement required the Company to issue 2 million shares of its common stock as compensation upon the signing of the agreement. It also provided for monthly charges of $7,500 paid in cash or $10,000 paid in restricted stock. The Company issued the two million shares of common stock on July 10, 2007. However, because the signature date of the agreement was deemed to be March 5, 2007 pursuant to its terms, the Company has restated its Form 10-QSB for the quarter ended March 31, 2007, recognizing a liability for stock to be issued in the amount of $510,000 on its balance sheet offset by a prepaid consulting account in the equity section of its balance sheet in the amount of $458,333 and a professional fees – financing expense of $51,667.

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

The delinquent report was discovered by the Company’s interim chief financial officer during the second quarter of 2005. The controller and the interim chief financial officer are working together to keep each other appraised of items which may require disclosure and to see that proper level of disclosure is made. The controller and interim chief financial officer have also reminded all executives with authority to bind the Company to agreements made in the ordinary course of business of the necessity to share such agreements as early as practicable so that an appropriate judgment can be made regarding a given agreement’s impact on the Company’s financial reporting requirements.

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

Changes in Internal Controls

The addition of a controller, the chartered accountant and the new policies and practices discussed above constitute changes in the Company’s internal control over financial reporting. These new policies and practices were implemented during the fourth quarter of 2006 and have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The new policy and practices arising from the material weakness giving rise to this restatement were implemented during the third quarter of 2007 and have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

See the Litigation subsection of Note 10 – Commitments and Contingencies and Note 13 – Subsequent Events to the Condensed Consolidated Financial Statements in Part 1 of this Form 10-QSB.

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

Dated: February 1, 2008

AIRBEE WIRELESS, INC.

By:	/s/ Sundaresan Raja
Sundaresan Raja
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ E. Eugene Sharer
E. Eugene Sharer
Interim Principal Financial Officer