Form 10QSB/A
period 2007-06-30
Airbee Wireless, Inc.
filed 2008-02-12
CIK 1297533

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
JUNE 30, 2007 AND 2006
(UNAUDITED)

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

Restated 2007
ASSETS
Current Assets:
Cash and cash equivalents	$14,953
Accounts receivable, net	2,448
Prepaid expenses and other current assets	6,092

Total Current Assets	23,493

Fixed assets, net of depreciation	236,555

Intangible assets	351,403
Deferred financing costs	7,731
Other assets	62,280
421,414

TOTAL ASSETS	$681,462

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Notes payable - related party	$128,090
Notes payable - other	1,625,444
Montgomery settlement liability	203,737
Litigation settlement liability	500,000
Liability for stock to be issued	540,000
Fair value of derivatives	663,830
Convertible debentures, net of discount of $87,500	412,500
Warrants liability	616,202
Accounts payable and accrued expenses	2,055,121

Total Current Liabilities	6,744,924

Total Liabilities	6,744,924

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock, $.00004 Par Value; 200,000,000 shares authorized; 116,059,202 shares issued; 14,142,511 shares held in escrow; and 100,260,822 shares outstanding	4,669
Additional paid-in capital	13,146,321
Unearned compensation	(14,570)
Prepaid consulting	(333,333)
Accumulated other comprehensive income	10,803
Shares issued for deferred financing, net of $3,450,069 discount	(4,216,751)
Accumulated deficit	(14,363,558)
(5,766,420)
Less: treasury stock, 1,655,869 shares at cost	(297,043)
Total Stockholders' Deficit	(6,063,462)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$681,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	Restated 2007	Restated 2006	Restated 2007	Restated 2006

OPERATING REVENUES
Sales	$23,238	$127,800	$2,448	$76,200

COST OF SALES	-	731	-	731

GROSS PROFIT	23,238	127,069	2,448	75,469

OPERATING EXPENSES
Compensation and professional fees	1,786,680	904,741	1,259,565	357,521
Stock option compensation expense	27,965	1,227,630	27,496	212,489
Research and development	10,432	-	5,590	-
Selling, general and administrative expenses	684,767	286,557	482,673	156,402
Depreciation and amortization	98,989	24,154	43,304	12,098
Total Operating Expenses	2,608,833	2,443,082	1,818,628	738,510

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,585,595)	(2,316,013)	(1,816,180)	(663,041)

OTHER INCOME (EXPENSE)
Gain (loss) on derivatives/warrants	62,008	508,628	352,826	81,096
Other income	18,959	119	-	119
Interest expense	(466,289)	(164,703)	(259,911)	(99,963)
Total Other Income (Expense)	(385,322)	344,044	92,915	(18,748)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,970,917)	(1,971,969)	(1,723,265)	(681,789)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(2,970,917)	$(1,971,969)	$(1,723,265)	$(681,789)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.03)	$(0.03)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	89,270,904	64,845,540	97,825,232	68,019,442

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

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Restated 2007	Restated 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,970,917)	$(1,971,969)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	98,989	24,154
Common stock issued for services	717,229	159,600
Liability for stock to be issued for services	40,000	-
Common stock issued for compensation	-	55,000
Gain on valuation of derivatives	(62,008)	(508,628)
Amortization of derivative discounts	87,500	31,564
Stock option compensation expense 123R	27,222	1,227,630
Amortization of financing fees	7,728	7,728
Gain on foreign currency translations	9,870	(9)
Amortization of unearned compensation	7,984	7,984
Cancellation of founders' stock option shares		-
Extension and late payment fees on bridge loans	213,731	-
Litigation settlement	277,969	-
Amortization of prepaid consulting	166,667	-
Excess tax benefits from share-based payment arrangement	(9,788)	(430,000)

Changes in assets and liabilities
(Increase) in accounts receivable	(2,448)	(55,820)
Decrease in prepaid expenses and other current assets	18,401	38,989
(Increase) in other assets	(8,045)	(11,154)
Increase in accounts payable, accrued expenses and other current liabilities	526,942	265,586
Total adjustments	2,117,943	812,624

Net cash used in operating activities	(852,974)	(1,159,345)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	-	(35,618)
Acquisitions of fixed assets	(69,183)	(17,561)

Net cash used in investing activities	(69,183)	(53,179)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Restated 2007	Restated 2006

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issuances	$70,000	$156,400
Proceeds from stock subscriptions receivable	-	127,500
Proceeds from notes payable - other	620,064	425,000
Proceeds from derivative notes payable	-	115,000
Proceeds from secured convertible debenture	150,000	-
Proceeds from stock option exercise	-	400
Proceeds from notes payable - related party, net	27,960	-
Payments for issuance costs	-	-
Excess tax benefits from share-based payment arrangement	9,788	430,000

Net cash provided by financing activities	877,812	1,254,300

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,345)	41,776

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	59,298	27,854

CASH AND CASH EQUIVALENTS - END OF PERIOD	$14,953	$69,630

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$19,547	$17,500
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Common stock issued for compensation	$-	$55,000

Common stock issued for services	$717,229	$159,600

Common stock issued for deferred financing (Mercatus), net of discount	$4,216,751	$-

Stock options vested during period	$27,222	$1,227,630

Reverse issuance of common stock; overruled by court order	$131,268	$-

Warrants removed from liability	$59,621	$-

Conversion of note payable - other and accrued interest to common stock	$60,225	$113,085

Use of pledged collateral for settlement of note payable and accrued interest	$72,561	$226,509

Conversion of related party notes payable, accrued salaries payable and accrued interest to common stock	$40,266	$1,870,972

Liability for stock to be issued for prepaid consulting fees	$500,000	$-

Liability for stock to be issued for services	$40,000	$-

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

These condensed consolidated financial statements for the three months ended June 30, 2007 have been restated to recognize additional compensation and professional fees of $155,000. The effect of this change resulted in an increase of the loss for the three month period ended June 30, 2007 of $155,000 to a net loss of $1,723,265 and an increase in the accumulated deficit to $14,363,558.

The Company amended its previously issued condensed consolidated financial statement for the three months ended March 31, 2007 to recognize additional compensation and professional fees of $51,667. The effect of these changes resulted in an increase of the loss for the three month period ended March 31, 2007 of $51,667 to a net loss of $1,247,652 and an increase in the accumulated deficit to $12,640,293.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $14.63 million as of June 30, 2007. The Company's operations have been financed primarily through a combination of issued equity and debt. For the six months ended June 30, 2007, the Company had a net loss of approximately $2,970,900 and cash used in operations of approximately $853,000.

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

As discussed below in Note 10, the Company has executed a Restricted Equity Purchase Agreement with Mercatus & Partners Limited (“Mercatus”), a United Kingdom private limited company by which Mercatus purchased 33,334,000 shares of Company stock in a delayed funding transaction. The closing had not been scheduled as of the balance sheet date but is anticipated to take place in November 2007. There are no assurances that the transaction will close in which case the Company’s sole remedy is the return of its stock.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2007 Restated	June 30, 2006 Restated

Net Loss	$(2,970,917)	$(1,971,969)

Weighted-average common shares outstanding (Basic)	89,270,904	64,845,540

Weighted-average common stock Equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	89,270,904	64,845,540

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

	Six Months Ended
	06/30/07 Restated	06/30/06

Net loss, as reported	2,970,917	1,971,969

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	27,965	1,227,630

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27,965)	(1,227,630)

Net loss, pro forma	2,970,917	1,971,969

Earnings per share:

Basic, as reported	$(0.03)	$(0.03)

Basic, pro forma	$(0.03)	$(0.03)

Diluted, as reported	$(0.03)	$(0.03)

Diluted, pro forma	$(0.03)	$(0.03)

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

The main components of intangible assets are as follows:

	Six Months Ended June 30, 2007
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$116,090	$67,950	$48,140
Capitalized Research & Development	404,352	100,998	303,354
Total Intangible Assets	$520,442	$168,948	$351,494

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

On May 11, 2007 the Company executed a promissory note for $20,000 to Robert V. Noone. The note bears interest at the rate of 12% per annum and is due September 30, 2007. As further consideration, the Company issued 100,000 warrants to purchase common stock exercisable through November 10, 2008 at an exercise price of $0.50 per share. As of June 30, 2007, the note had accrued interest of $329.

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

Changes in the fair value of the embedded and freestanding warrants with a variable price (derivatives) are calculated at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense). As of June 30, 2007, the fair value of the embedded derivative was $448,651 and the Company recognized a net gain on derivative of $23,910 for the six months then ending.

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

NOTE 7 -	PROVISION FOR INCOME TAXES

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

At June 30, 2007 and 2006, deferred tax assets consist of the following:

	June 30,
	2007	2006
Deferred tax asset	$5,027,245	$2,999,008
Less: valuation allowance	(5,027,245)	(2,999,008)
Total	$-	$-

At June 30, 2007 and 2006, the Company had accumulated deficits in the approximate amount of $14,363,558 and $8,568,594, respectively, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 -	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2007 consist of the following:

June 30, 2007
Accounts payable	$955,898
Accrued salaries payable	935,602
Accrued interest payable	129,204
Accrued payroll liabilities	19,644
Reimbursements owed	3,156
Deferred tax liability (India)	393
Other current liabilities	11,225
Total	$2,055,122

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

On June 8, 2007, an order was entered in favor of Sommerfeld for partial summary judgment in the matter of payment of salary. The order stipulated that Sommerfeld be awarded $183,316.64 in accrued salary through his last day of work (August 29, 2005) plus interest, which is approximately $30,000. It was also ordered that payment be made in cash or cash equivalent and that promissory notes previously issued by the Company to Sommerfeld for wages are unenforceable and that counts one through six of Airbee's counterclaim alleging breach of employment agreement, breach of fiduciary duties, fraudulent inducement, tortious interference and taking of company property are dismissed. The remaining issues in the case is Sommerfeld's enhancement claim, stock option dispute and attorney's fees. The court ordered the parties to proceed to mediation, which took place on July 1, 2007 at which time the parties agreed to settle their disputes. See Note 13 – Subsequent Events for additional details of the settlement. The settlement amount is shown in the Current Liabilities section of the June 30, 2007 balance sheet.

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

These condensed consolidated financial statement for the three months ended June 30, 2007 have been restated to recognize additional compensation and professional fees of $155,000. The effect of these changes resulted in an increase of the loss for the three month period ended June 30, 2007 of $155,000 to a net loss of $1,723,265 and an increase in the accumulated deficit to $14,363,558.

The Company amended its previously issued condensed consolidated financial statement for the three months ended March 31, 2007 to recognize additional compensation and professional fees of $51,667. The effect of these changes resulted in an increase of the loss for the three month period ended March 31, 2007 of $51,667 to a net loss of $1,247,652 and an increase in the accumulated deficit to $12,640,293.

NOTE 13 -	SUBSEQUENT EVENTS

On July 1, 2007, the Company reached agreement with plaintiff Richard Sommerfeld to settle the pending litigation. The Company agreed to pay Sommerfeld’s back salary $183,316.64 along with an additional $316,683.36 in full payment of interest, reimbursements owed, and attorney’s fees as provided by statute. The Company has until August 14, 2007 to pay the total settlement amount of $500,000. If it fails to do so, plaintiff will be entitled to enter a consent judgment for $700,000. The case has been removed from the trial calendar.

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

•
We had a $2,970,917 net loss before provision for income taxes in the first six months of 2007 on revenue of $23,238. We recorded a $62,008 gain in other income (expense) from the re-valuation of derivatives required under SFAS 133. We raised $70,000 from the sale of stock to accredited investors.

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

Results of Operations

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

During the first half of 2007 we had $23,238 in operating revenues, resulting in a net loss applicable to common shares of $2,970,917, or $0.03 net loss per share, compared to a net loss of $1,971,969 or $0.03 net loss per share for the same period in 2006. Cumulative net loss since inception totals $14,363,558.

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

Operating expenses for the six months ended June 30, 2007 were $2,608,833 as compared to $2,443,082 for the six months ended June 30, 2006, an increase of 7% or $165,751. This increase, as further explained below, is principally due to increases in compensation and professional fees, selling, general and administrative expenses, research and development costs and depreciation and amortization which were offset by a decrease in stock option compensation expense.

Our overall increase in compensation and professional fees for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was $881,939, to $1,786,680 from $904,741. This increase consists of an increase of $117,576 in compensation, an increase of $735,762 in financing professional fees, and a $28,601 increase in legal and accounting professional fees. Part of the increase in compensation is attributable in part to increased staff in India but also to an unfavorable change in the exchange rate resulting from the weaker dollar. Financing professional fees increased due to the amortization of a non-cash payment to our corporate finance and strategic counsel of 2 million common shares of our stock valued at $500,000 when issued as well as other non-cash payments to various short-term lenders. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.

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

Depreciation and amortization expense for the six months ended June 30, 2007 increased $74,835 as the Company is began amortizing its capitalized research and development costs in the fourth quarter of 2006. Interest expense for the six months ended June 30, 2007 increased $301,586 to $466,289 from $164,703 for the six months ended June 30, 2006. Interest costs associated with the bridge loans accounted for $257,274 of this increase with increased interest costs for notes payable – related parties and notes payable – others accounting for the rest of the increase.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

During the second quarter of 2007 we had $2,448 in operating revenues, resulting in a net loss applicable to common shares of $1,723,265, or $0.02 net loss per share, compared to a net loss of $681,789 or $0.01 net loss per share for the same period in 2006. Cumulative net loss since inception totals $14,363,558.

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

Operating expenses for the three months ended June 30, 2007 were $1,818,628 as compared to $738,510 for the three months ended June 30, 2006, an increase of 146% or $1,080,118. This increase, as further explained below, is principally due to increases in compensation and professional fees, selling, general and administrative expenses, research and development expense, and depreciation and amortization, which offset a decreases in stock option compensation expense.

Our overall increase in compensation and professional fees for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 was $902,044, to $1,259,565 from $357,521. This increase consists of an increase of $684,791 in financing professional fees, an increase of $194,073 in compensation costs and a $23,180 increase in legal and accounting professional fees. Part of the increase in compensation is attributable in part to increased staff in India but also to an unfavorable change in the exchange rate resulting from the weaker dollar. Financing professional fees increased due to a non-cash payments to various short-term lenders plus $15,000 in cash paid to Yorkville Advisors (Montgomery’s parent) in connection with the second tranche of the convertible debenture plus another $15,000 in cash paid to Allen & Associates, LLC, our corporate finance and strategic counsel. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.

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

Depreciation and amortization expense for the quarter ended June 30, 2007 increased to $43,304 as the Company continued amortizing its capitalized research and development costs begun in the fourth quarter of 2006. Interest expense for the three months ended June 30, 2007 increased $159,948 to $259,911 from $99,963 for the three months ended June 30, 2006. Interest costs associated with the bridge loans accounted for $138,244 of this increase with increased interest costs for notes payable - related parties and notes payable - others accounting for the rest of the increase.

Liquidity and Capital Resources

Since inception, we have principally funded our operations from private placements of securities and management and shareholder loans and contributions of $4,751,883. This amount includes $520,000 in loans from accredited investors made during the second quarter of 2007. As of June 30, 2007, we have $128,090 outstanding under notes payable – related parties, $935,602 outstanding under accrued salaries payable and $1,625,444 outstanding in notes payable – other. Proceeds from notes payable were used to pay down current payables. We will require approximately $5 million to continue operations for the next 12 months. Most of the funding will be allocated principally for payment of outstanding obligations, sales, marketing and working capital. It is not anticipated that any lack of funding will impact upon the existing license and development agreements with our customers since our software development has been completed for three of our products.

We have incurred an accumulated deficit at June 30, 2007 of $14,363,558 compared to $8,568,594 at June 30, 2006. We had negative working capital at June 30, 2007 of $6,721,431 compared to negative working capital of $3,428,793 at June 30, 2006. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

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

Cash at June 30, 2007 and 2006, respectively, was $14,953 and $69,630. At June 30, 2007 and 2006, respectively, we had total stockholders’ deficit of $6,063,462 and $2,669,479.

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

The Company has previously identified certain internal control deficiencies that we consider to be material weaknesses. These consist of (1) inadequate communication leading to the untimely filing of a current report with the Securities and Exchange Commission in January 2005 and (2) certain accounting and disclosure matters. The accounting and disclosure deficiencies were: (1) a failure to amortize capitalized intellectual property costs and (2) improper accounting of unearned compensation arising from the issuance of stock options below market value. The accounting deficiencies are principally due to the Company’s transition from a private company to a public reporting company. Prior to going public the Company amortized capitalized intellectual property costs and accounted for unearned compensation arising from the issuance of stock options below market value contrary to the requirements of SFAS 86 and SFAS 123, respectively, as such accounting methods were not required by a private entity. Subsequent to going public, the Company’s controller recognized the necessity to account for these items in accordance with SFAS 86 and SFAS 123. A further disclosure deficiency was presented when a material services agreement with the Company’s investment and strategic advisor with an effective date of March 5, 2007 was not provided to the corporate secretary and the controller until the start of the third calendar quarter and after the Company’s Form 10-QSB for the quarter ended March 31, 2007 had been filed. This agreement required the Company to issue 2 million shares of its common stock as compensation upon the signing of the agreement. It also provided for monthly charges of $7,500 paid in cash or $10,000 paid in restricted stock. The Company issued the two million shares of common stock on July 10, 2007. However, because the signature date of the agreement was deemed to be March 5, 2007 pursuant to its terms, the Company has restated its Form 10-QSB for the quarter ended March 31, 2007, recognizing a liability for stock to be issued in the amount of $510,000 on its balance sheet offset by a prepaid consulting account in the equity section of its balance sheet in the amount of $458,333 and a professional fees – financing expense of $51,667. The Company has also restated its Form 10-QSB for the quarter ended June 30, 2007 to amortize prepaid consulting fees of $125,000 to professional fees in the quarter reducing the balance in the prepaid consulting account to $333,333 and increase the liability for stock to be issued by $30,000 to record the professional fees – financing expense for the quarter arising from this service agreement.

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

Dated: February 11, 2008

AIRBEE WIRELESS, INC.

By:	/s/ Sundaresan Raja
Sundaresan Raja
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ E. Eugene Sharer
E. Eugene Sharer
Interim Principal Financial Officer