Form 10QSB/A
period 2007-09-30
Airbee Wireless, Inc.
filed 2008-03-10
CIK 1297533

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
SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

Restated
2007
ASSETS
Current Assets:
Cash and cash equivalents	$8,205
Accounts receivable, net	-
Prepaid expenses and other current assets	5,181

Total Current Assets	13,386

Fixed assets, net of depreciation	228,579

Intangible assets	310,157
Deferred financing costs	3,867
Other assets	63,727
377,751

TOTAL ASSETS	$619,716

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Notes payable - related party	$137,974
Notes payable - other	1,852,130
Montgomery settlement liability	-
Litigation settlement liability	700,000
Liability for stock to be issued	70,000
Fair value of derivatives	421,415
Convertible debentures, net of discount of $43,750	156,250
Warrants liability	185,540
Accounts payable and accrued expenses	2,613,789

Total Current Liabilities	6,137,098

Total Liabilities	6,137,098

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock, $.00004 Par Value; 200,000,000 shares authorized; 121,091,538 shares issued; 14,142,511 shares held in escrow; and 105,288,991 shares outstanding	4,211
Additional paid-in capital	14,920,231
Unearned compensation	(10,578)
Accumulated other comprehensive income	56,061
Prepaid consulting	(208,333)
Shares issued for deferred financing, net of $3,450,069 discount	(4,216,751)
Accumulated deficit	(15,764,684)
(5,219,843)
Less: treasury stock, 1,660,036 shares at cost	(297,539)
Total Stockholders' Deficit	(5,517,382)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	619,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	Restated		Restated
	2007	2006	2007	2006

OPERATING REVENUES
Sales	$29,163	$127,800	$5,925	$-

COST OF SALES	-	1,092	-	361

GROSS PROFIT	29,163	126,708	5,925	(361)

OPERATING EXPENSES
Compensation and professional fees	2,711,749	1,447,550	925,068	542,809
Stock option compensation expense	27,965	1,254,956	-	27,326
Research and development	10,556	-	124	-
Selling, general and administrative expenses	1,136,354	386,407	451,587	99,850
Depreciation and amortization	146,955	40,841	47,966	16,687
Total Operating Expenses	4,033,579	3,129,754	1,424,745	686,672

LOSS BEFORE OTHER INCOME (EXPENSE)	(4,004,416)	(3,003,046)	(1,418,820)	(687,033)

OTHER INCOME (EXPENSE)
Gain (loss) on derivatives/warrants	368,213	724,904	306,205	216,276
Other income	19,682	119	723	-
Interest expense	(755,522)	(423,293)	(289,233)	(258,590)
Total Other Income (Expense)	(367,627)	301,730	17,695	(42,314)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,372,043)	(2,701,316)	(1,401,125)	(729,347)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(4,372,043)	$(2,701,316)	$(1,401,125)	$(729,347)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.05)	$(0.04)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	93,081,086	67,728,836	101,686,807	74,124,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

Balance, December 31, 2006	$933

Gain on foreign currency translations	55,128

Balance, September 30, 2007	$56,061
          &# 160;
The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)
	Restated	Restated
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,372,043)	$(2,701,316)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	146,955	40,841
Common stock issued for services	1,229,828	341,267
Common stock issued for compensation	-	55,000
Gain on valuation of derivatives	(368,213)	(443,213)
Amortization of derivative discounts	131,250	131,250
Stock option compensation expense 123R	27,222	1,254,956
Exercised stock options returned by shareholders	(723)	-
Amortization of financing fees	11,592	11,592
Gain on foreign currency translations	55,128	(10)
Amortization of unearned compensation	11,976	11,976
Extension and late payment fees on bridge loans	269,435	92,663
Use of pledged collateral for settlement of note payable and interest expense	-	(387,236)
Litigation settlement	337,839	-
Amortization of prepaid consulting	291,667	-
Excess tax benefits from share-based payment arrangement	(9,788)	(439,235)

Changes in assets and liabilities
(Increase) in accounts receivable	-	10,000
Decrease in prepaid expenses and other current assets	19,312	36,041
(Increase) in other assets	(9,492)	(31,384)
Increase in accounts payable, accrued expenses and other current liabilities	1,119,692	490,245
Total adjustments	3,263,680	1,174,753

Net cash used in operating activities	(1,108,363)	(1,526,563)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	-	(38,256)
Acquisitions of fixed assets	(67,926)	(97,030)

Net cash used in investing activities	(67,926)	(135,286)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Restated	Restated
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issuances	$210,000	$480,296
Proceeds from stock subscriptions receivable	-	127,500
Proceeds from notes payable - other	717,564	483,000
Proceeds from derivative notes payable	-	115,000
Proceeds from secured convertible debenture	150,000	-
Proceeds from stock option exercise	-	400
Proceeds from notes payable - related party, net	37,844	-
Excess tax benefits from share-based payment arrangement	9,788	439,235

Net cash provided by financing activities	1,125,196	1,645,431

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(51,093)	(16,418)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	59,298	27,854

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,205	$11,436

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$27,570	$30,625
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Common stock issued for compensation	$-	$55,000

Common stock issued for services	$1,229,828	$341,267

Common stock issued for deferred financing (Mercatus), net of discount	$4,216,751	$-

Stock options vested during period	$27,222	$1,254,956

Reverse issuance of common stock; overruled by court order	$131,268	$-

Warrants removed from liability	$59,621	$-

Conversion of note payable - other and accrued interest to common stock	$60,225	$113,085

Use of pledged collateral for settlement of note payable and accrued interest	$276,298	$387,236

Conversion of related party notes payable, accrued salaries payable and accrued interest to common stock	$46,968	$1,870,972

Liability for stock to be issued for prepaid consulting fees	$500,000	$-

Liability for stock to be issued for services	$70,000	$-

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

These condensed consolidated financial statements for the three months ended September 30, 2007 have been restated to recognize additional compensation and professional fees of $125,000. The effect of this change resulted in an increase of the loss for the three month period ended September 30, 2007 of $125,000 to a net loss of $1,401,125 and an increase in the accumulated deficit to $15,764,684.

The Company amended its previously issued condensed consolidated financial statements for the three months ended June 30, 2007 to recognize additional compensation and professional fees of $155,000. The effect of this change resulted in an increase of the loss for the three month period ended June 30, 2007 of $155,000 to a net loss of $1,723,265 and an increase in the accumulated deficit to $14,363,558.

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

Liquidity

The condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $15.76 million as of September 30, 2007. The Company's operations have been financed primarily through a combination of issued equity and debt. For the nine months ended September 30, 2007, the Company had a net loss of approximately $4,372,043 and cash used in operations of approximately $1,108,400.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30, 2007 Restated	September 30, 2006

Net Loss	$(4,372,043)	$(2,701,316)

Weighted-average common shares outstanding (Basic)	93,081,086	67,728,836

Weighted-average common stock Equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	93,081,086	67,728,836

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

	Nine Months Ended
	09/30/07 Restated	09/30/06

Net loss, as reported	4,372,043	2,701,316

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	27,965	1,254,956

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27,965)	(1,254,956)

Net loss, pro forma	4,372,043	2,701,316

Earnings per share:

Basic, as reported	$(0.05)	$(0.04)

Basic, pro forma	$(0.05)	$(0.04)

Diluted, as reported	$(0.05)	$(0.04)

Diluted, pro forma	$(0.05)	$(0.04)

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

At September 30, 2007 and 2006, deferred tax assets consist of the following:

	September 30,
	2007	2006
Deferred tax asset	$5,517,639	$3,254,279
Less: valuation allowance	(5,517,639)	(3,254,279)
Total	$-	$-

At September 30, 2007 and 2006, the Company had accumulated deficits in the amount of $15,764,684 and $9,297,941, respectively, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 -	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2007 consist of the following:

September 30, 2007
Accounts payable	$1,053,683
Accrued salaries payable	1,266,342
Accrued interest payable	175,535
Accrued payroll liabilities	84,945
Reimbursements owed	23,156
Deferred tax liability (India)	402
Other current liabilities	9,526
Total	$2,613,589

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

On January 11, 2007, the Company issued 73,529 restricted shares and 9,310 warrants with a strike price of $0.40 to an accredited investor in return for his assistance in raising capital and providing short-term loans to the Company. The warrants expire on January 12, 2009. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors.His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services and consideration for providing the short term loans was an aggregate of $12,500 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

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

These condensed consolidated financial statement for the three months ended September 30, 2007 have been restated to recognize additional compensation and professional fees of $125,000. The effect of these changes resulted in an increase of the loss for the three month period ended September 30, 2007 of $125,000 to a net loss of $1,401,125 and an increase in the accumulated deficit to $15,764,684.

The Company amended its previously issued condensed consolidated financial statement for the three months ended June 30, 2007 to recognize additional compensation and professional fees of $155,000. The effect of these changes resulted in an increase of the loss for the three month period ended June 30, 2007 of $155,000 to a net loss of $1,723,265 and an increase in the accumulated deficit to $14,363,558.

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

•
We had a $4,372,043 net loss before provision for income taxes in the first nine months of 2007 on revenue of $29,163. We recorded a $368,213 gain in other income (expense) from the re-valuation of derivatives required under SFAS 133. We raised $210,000 from the sale of stock to accredited investors.

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

Results of Operations

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

During the first nine months of 2007 we had $29,163 in operating revenues, resulting in a net loss applicable to common shares of $4,372,043, or $0.05 net loss per share, compared to a net loss of $2,701,316 or $0.04 net loss per share for the same period in 2006. Cumulative net loss since inception totals $15,764,684.

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

Operating expenses for the nine months ended September 30, 2007 were $4,033,579 as compared to $3,129,754 for the nine months ended September 30, 2006, an increase of 29% or $903,825. This increase, as further explained below, is principally due to increases in compensation and financing fees, selling, general and administrative expenses, interest costs and depreciation and amortization.

Our overall increase in compensation and professional fees for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was $1,264,199, to $2,711,749 from $1,447,550. This increase consists of an increase of $318,844 in compensation, an increase of $906,283 in financing professional fees, and a $39,072 increase in legal and accounting professional fees. Part of the increase in compensation is attributable in part to increased staff in India and retention bonuses paid to retain existing talent but also to an unfavorable change in the exchange rate resulting from the weaker dollar. Financing professional fees increased due to a non-cash payment to our corporate finance and strategic counsel of 2 million common shares of our stock valued at $500,000 when issued plus their monthly fee of $10,000 which we have also paid in restricted stock. We have also incurred financing costs associated with various new notes payable and extensions of existing notes. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.

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

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

During the third quarter of 2007 we had $5,925 in operating revenues, resulting in a net loss applicable to common shares of $1,401,125, or $0.01 net loss per share, compared to a net loss of $729,347 or $0.01 net loss per share for the same period in 2006. Cumulative net loss since inception totals $15,764,684.

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

Operating expenses for the three months ended September 30, 2007 were $1,424,745 as compared to $686,672 for the three months ended September 30, 2006, an increase of 107% or $738,073. This increase, as further explained below, is principally due to increases in compensation and professional fees, selling, general and administrative expenses, and depreciation and amortization, which offset a decreases in stock option compensation expense.

Our overall increase in compensation and professional fees for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 was $382,259, to $925,068 from $542,809. This increase consists of an increase of $191,129 in compensation costs, an increase of $181,165 in financing professional fees and a $9,965 increase in legal and accounting professional fees. Part of the increase in compensation is attributable in part to increased staff in India but also to an unfavorable change in the exchange rate resulting from the weaker dollar. Financing professional fees increased due to a non-cash payment to our corporate finance and strategic counsel of restricted shares valued at $10,000 per month plus financing arrangements with other short-term lenders. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.

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

Depreciation and amortization expense for the quarter ended September 30, 2007 increased $58,691 as the Company began amortizing its capitalized research and development costs in the fourth quarter of 2006. Interest expense for the three months ended September 30, 2007 increased $30,457 to $289,047 from $258,590 for the three months ended September 30, 2006. Interest costs associated with notes payable - related parties, notes payable - others and the bridge loans accounted for this increase.

Liquidity and Capital Resources

Since inception, we have principally funded our operations from private placements of securities and management and shareholder loans and contributions of $4,911,883. This amount includes $97,500 in loans from accredited investors made during the third quarter of 2007. As of September 30, 2007, we have $137,974 outstanding under notes payable - related parties, $1,266,342 outstanding under accrued salaries payable and $1,852,130 outstanding in notes payable - other. Proceeds from notes payable were used to pay down current payables. We will require approximately $5 million to continue operations for the next 12 months. To the extent permitted by the lender(s), the funding will be allocated principally for payment of outstanding obligations, sales, marketing and working capital. It is not anticipated that any lack of funding will impact upon the existing license and development agreements with our customers since our software development has been completed for three of our products.

We have incurred an accumulated deficit at September 30, 2007 of $15,764,684 compared to $9,297,941 at September 30, 2006. We had negative working capital at September 30, 2007 of $6,123,712 compared to negative working capital of $3,696,638 at September 30, 2006. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

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

Cash at September 30, 2007 and 2006, respectively, was $8,205 and $11,436. At September 30, 2007 and 2006, respectively, we had total stockholders’ deficit of $5,517,382 and $2,899,243.

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

The Company has previously identified certain internal control deficiencies that we consider to be material weaknesses. These consist of (1) inadequate communication leading to the untimely filing of a current report with the Securities and Exchange Commission in January 2005 and (2) certain accounting and disclosure matters. The accounting and disclosure deficiencies were: (1) a failure to amortize capitalized intellectual property costs and (2) improper accounting of unearned compensation arising from the issuance of stock options below market value. The accounting deficiencies are principally due to the Company’s transition from a private company to a public reporting company. Prior to going public the Company amortized capitalized intellectual property costs and accounted for unearned compensation arising from the issuance of stock options below market value contrary to the requirements of SFAS 86 and SFAS 123, respectively, as such accounting methods were not required by a private entity. Subsequent to going public, the Company’s controller recognized the necessity to account for these items in accordance with SFAS 86 and SFAS 123. A further disclosure deficiency was presented when a material services agreement with the Company’s investment and strategic advisor with an effective date of March 5, 2007 was not provided to the corporate secretary and the controller until the start of the third calendar quarter and after the Company’s Form 10-QSB for the quarter ended March 31, 2007 had been filed. This agreement required the Company to issue 2 million shares of its common stock as compensation upon the signing of the agreement. It also provided for monthly charges of $7,500 paid in cash or $10,000 paid in restricted stock. The Company issued the two million shares of common stock on July 10, 2007. However, because the signature date of the agreement was deemed to be March 5, 2007 pursuant to its terms, the Company has restated its Form 10-QSB for the quarter ended March 31, 2007, recognizing a liability for stock to be issued in the amount of $510,000 on its balance sheet offset by a prepaid consulting account in the equity section of its balance sheet in the amount of $458,333 and a professional fees – financing expense of $51,667. The Company has also restated its Form 10-QSB for the quarter ended June 30, 2007 to amortize prepaid consulting fees of $125,000 to professional fees in the quarter reducing the balance in the prepaid consulting account to $333,333 and increase the liability for stock to be issued by $30,000 to record the professional fees - financing expense for the quarter arising from this service agreement. The Company has also restated its Form 10-QSB for the quarter ended September 30, 2007 to amortize prepaid consulting fees of $125,000 to professional fees in the quarter reducing the balance in the prepaid consulting account to $208,333.

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

Dated: March 10, 2008

AIRBEE WIRELESS, INC.

By:	/s/ Sundaresan Raja
Sundaresan Raja
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ E. Eugene Sharer
E. Eugene Sharer
Interim Principal Financial Officer