Form 10KSB
period 2007-12-31
Airbee Wireless, Inc.
filed 2008-04-09
CIK 1297533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

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

Airbee’s revenue for its most recent fiscal year ended December 31, 2007 was $123,243.

As of March 28, 2008, the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.036 for the common stock as quoted on that date) was approximately $2,802,906.

As of March 28, 2008, the Company had 99,224,782 shares of its common stock, $0.00004 par value per share, outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ii

FORWARD LOOKING STATEMENTS

This Annual Report and Form 10-KSB, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” ”will,” “would,” “strategy,” “will likely result,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

Overview

Airbee Wireless, Inc. is a developer of intelligent connectivity software for wireless voice and data communications designed to comply with the ZigBee global standard as well as non-ZigBee wireless mesh networks. Our software, when embedded on microchips or in various devices containing such microchips, will enable consumer and business devices to wirelessly connect to each other over distances of less than 100 meters. We license our software, which has been designed and engineered to comply with the recently released ZigBee standard for short-range, low-energy consumption, voice and data wireless communications to manufacturers of microprocessors and OEM manufacturers, thereby enabling them to develop an increasing number of wireless communications applications using Airbee’s software, including consumer electronics, medical equipment, sensor and metering equipment, and industrial automation equipment. To date, we have negotiated software licenses with seven licensees with revenues to be determined by the licensees’ product commercialization. We have had negligible revenues from these licensees during the reporting period. We expected to begin realizing revenues from these agreements about mid 2007. However, the ZigBee Alliance announced another more robust version of the ZigBee standard called ZigBee PRO which delayed the commercialization of the technology for the better part of a year. We now expect commercialization of the technology by mid 2008. We are dependent on our customers’ commercialization of their product development which will generate revenues from licensing and/or royalty payments to us, typically on a quarterly measurement basis.

We were organized under the laws of the state of Delaware in August 2002 to develop a portfolio of embedded wireless connectivity software. In October 2002, we acquired Connexus Technologies (Pte.) Ltd. and its wholly-owned subsidiary, Connexus Technologies (India) Pvt. Ltd., with the intention of securing complementary wireless technology to enhance our operating scheme. We acquired Connexus because it was developing wireless technologies that were complementary to the software technologies that we were developing. We believed that our embedded software could be developed at a faster rate via this acquisition because of its compatible technologies with the additional benefits of lower product cost and shorter time to market. Connexus Technologies (Pte.) Ltd. was incorporated in Singapore under The Companies Act on July 8, 2000 as a limited liability company. Connexus Technologies (India) Pvt. Ltd. was incorporated in India as a wholly-owned subsidiary of Connexus Technologies (Pte.) Ltd. on June 14, 2001. Subsequent to this acquisition, Connexus Technologies (Pte.) Ltd. changed its name to Airbee Wireless Pte. Ltd. and Connexus Technologies (India) Pte. Ltd. changed its name to Airbee Wireless (India) Pvt. Ltd. In March 2004, we became a member of the ZigBee Alliance, an international industry group formed to facilitate the development of a global standard for the wireless data and voice communications industry. As indicated on the ZigBee Alliance website, the ZigBee Alliance has defined a standard for reliable, short-range, cost-effective, low-power wireless applications. The standard is described on the ZigBee Alliance website at www.ZigBee.com. The ZigBee standard first release of version 1.0 was formally released to the wireless industry on December 14, 2004. A second release has updated the standard known as version 1.1 or ZigBee 2006. It specifies a short-range, low-power, secure wireless data and voice transmission baseline. The version 1.1 required further development of our products to respond to changes in the standard. We have developed our products to meet the ZigBee PRO standard released in September 2007. We completed the ZigBee product certification testing by an independent testing facility authorized by the ZigBee Alliance for the ZNS Software Stack in November 2006 and the current PRO version was certified in January 2008. With over 250 member companies, the ZigBee standard based on the IEEE 802.15.4 standard for remote monitoring and control applications released by the Institute of Electrical and Electronic Engineers in May 2003 is emerging as a wireless standard for a host of industrial controls, telemetry, and in-building and home automation networking needs.

The following excerpts from a presentation given by Bob Heile, Chairman, ZigBee Alliance, on February 28, 2008, may be helpful in understanding ZigBee and our product line.

What is ZigBee?

ZigBee is a high level communication protocol using small, low power digital radios based on the IEEE 802.15.4 standard for wireless networks and targeted at RF applications that require a low data rate, long battery life and secure networking. The [ZigBee] Alliance activities include specification creation, certification and compliance programs for the specification and branding, market development and user education. Membership includes entities from all corners of the world.

ZigBee Target Markets

Target Markets include building automation, personal healthcare, industrial control systems, energy management, telecom services, consumer electronics, computer peripherals and home automation and control. Some examples are: Access control, fitness monitoring, asset management, meter reading, information services, universal remotes, keyboard/mouse and lighting control.

ZigBee Value Proposition

Today, more than 250 companies around the world are supporting and developing standard protocol solutions for pending products and services which meet key market needs. Some key advances are that no new wires are needed to implement, is easy to install and maintain, is reliable, secure, scalable to thousands of nodes, long battery life and low cost to implement. Solutions come from multiple vendors throughout the value chain – silicon > platforms > modules > tools > products. Airbee fits in the platforms and tools categories.

ZigBee Adoption/Solution

There is a growing acceptance across a broad range of markets and applications, principally in home automation and control, building automation and in energy management and efficiency. ZigBee is based on an open standard, for radio and protocol and configured in mesh networking. The platform structure is as shown in the table below.

Application/Profiles		ZigBee or OEM
Application Framework	¦	¦
Network/Security Layer	¦	¦ZigBee
Media Access Control Layer	¦IEEE	¦Alliance
Physical Layer	¦802.15.4	¦Platform

ZigBee Application Profile Examples

Smart Energy Profile - serves the energy industry by enabling
•	load control
•	data presentation of grid status and cost
•	customer communication

•	energy management and metering services
•	the smart grid
with a worldwide open and interoperable standard.

Building Automation Hotel Example – serves the hotel business through energy management
•	centralized HVAC control ensures empty rooms are not cooled
•	battery operated thermostats, occupancy detectors, humidistats placed for convenience
•	multi-hop mesh network installation fast and easy
•	projected 40% energy savings

In-Home Patient Monitoring – ZigBee applications assure that patients can receive better care at reduced cost with more freedom and comfort
•	patients can remain in their home
•	monitor vital statistics and send via internet or mobile handset
•	doctors can adjust medication levels
•	monitor elderly family member
•	sense movement or usage patterns in the home
•	turn lights on when they get out of bed
•	notify when anomalies occur
•	wireless panic buttons for falls or other problems

We sell our software products through licensing agreements which call for licensing fees and/or royalty payments based on our customers’ shipments of their products with our software embedded. The agreements typically run for a period of one to three years with the terms renegotiable upon renewal. The licensing fees typically run up to $100,000 per agreement depending on the balance of the terms negotiated with royalty fees running up to $0.25 per unit shipped depending on quantity over time period and configuration of the software. In some cases, we sell the software directly to our customer’s client, bypassing our direct customer as far as money flow is concerned.

Our corporate offices are located in Rockville, Maryland. We have also established an office in San Diego, California for our marketing and sales operations. The west coast is where the bulk of the wireless technology companies are located and where the ZigBee Alliance is headquartered. The engineering and development activities are conducted in our Chennai, India center. Training and problem resolution is handled via the Internet through a delivery and support system which has been tailored for our use and supported by the development center in India.

We have completed the development of our software products for all versions of the ZigBee PRO standard including the tools necessary to incorporate the software into the customer’s products. We also consider ourselves as a full service provider which entails enabling training, tools, maintenance and support of the products to the customer. These products are available for evaluation and prospective customers are currently testing and evaluating this software at no cost to our company.

The Market

To date the market for low power wireless RF mesh networks such as ZigBee is moving from the development stage to the initial commercial launch phase. Several OEMs are now announcing products using this technology that will be introduced into the commercial marketplace. We anticipate that the market will begin to experience robust commercialization mid 2008.

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

Our current market focus is on the microprocessor and radio chip manufacturers, module manufacturers, and application solution providers. We have had success to date on negotiating agreements with several of the significant chip and module manufacturers and have completed a few small projects with systems solutions providers. We are working on development of agreements with several additional chip producers in the US and Europe.

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

Our ZigBee-compliant software operates in the unlicensed radio frequency bands worldwide, including 2.4GHz (Global), 915MHz (Americas) and 868MHz (Europe) and is dependent on the hardware platform on which the software resides. Raw data throughput rates of 250kbs can be achieved at 2.4GHz (16 channels), 40kbs at 915MHz (10 channels) and 20kbs at 868MHz (1 channel). Transmission distance ranges from 10 meters to 1.6 kilometers, depending on power output of the radio transceiver and environmental characteristics such as the weather. While battery life is ultimately a function of battery capacity and application usage (which is under software control), the ZigBee protocol was designed to support very long life battery applications. Since our software products are designed to the ZigBee specification and all other vendors’ products are designed to the same specification, and since we have successfully completed the certification testing, we expect that products which use our software will meet the expected ZigBee battery life called for in the specifications. In some cases battery life is expected to last up to 10 years before replacement. It should be noted again that the software controls the network node and as such will dictate and control battery longevity. Based upon information contained in the ZigBee Alliance website, users can expect a multi-year battery life when using standard batteries in a typical monitoring application.

Current Applications

To date, we have operated and demonstrated our products on the microprocessors or radios from multiple semiconductor manufacturers and therefore claim that our software implementation is hardware agnostic. They are all semiconductor platforms on which our ZNS software stack operates. These customers have validated our software for use in their products and customer applications. As part of the certification testing procedures, some of the hardware platforms have been demonstrated to interoperate with each other with our software embedded therein. As an example, we successfully demonstrated a 40 node network in which multiple end item devices were shown to interoperate on three difference hardware platforms. Several additional demonstrations have been developed to show potential uses of the technology.

Additional Software Products

We have a series of additional software products which augment and extend the features of the core software embedded products. These products fall outside of ZigBee specifications and do not require ZigBee compliance. Each software product has been announced and literature distributed at trade shows and conferences. All of the products have been or planned to be demonstrated at trade shows. They are licensed separately and are designed to work together as a system.

We have previously demonstrated the platform agnostic assertion on five separate hardware platforms and have done so at industry conferences and ZigBee Open Houses. In 2008, we expect to attend several trade shows and conferences to demonstrate our products and technology development accomplishments.

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

Airbee-ZStudio

This software enables application developers to develop new applications and extend existing back-end applications to a large variety of mobile computing devices with faster time to market and lower cost than custom coding and point solutions. Customers can take advantage of Airbee-Studio’s visual programming environment to empower developers to focus on transactional applications. This product is not yet available but has been announced. Its release to the marketplace will depend on our assessment of the market demand and will be decided as the expected adoption of ZigBee technology applications ramps up. The market opportunity will dictate the timing of the release.

Competition

Figure 8 Wireless, a subsidiary of Chipcon A.S., a Norwegian semiconductor company (acquired mid-2006 by Texas Instruments) that designs, produces and markets high-performance standard radio frequency integrated circuits (RF-ICs) for use in a variety of wireless applications, currently provides embedded software for wireless sensors and control networks based on the ZigBee standard. Its principal product is the Z-stack. Figure 8 (TI) is considered our most serious competitor and had been designated as a golden unit for the most current version of the ZigBee standard. Ember is also a competitor in the ZigBee space and has a product called Embernet which has been fielded in certain application areas. Ember sells hardware solutions with a custom software suite and which has also been certified and designated a golden unit. To our knowledge, Airbee is the only freestanding software-only company in this ZigBee space and the only company to have a ZigBee certified software-only stack.

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

Business Strategy Evolution

Technological feasibility for the Airbee UltraLiteTM (forerunner to our media access control (MAC) software) was established on November 20, 2002, with completion of the detailed product design (V1.0). Working models for the Airbee UltraLiteTM proprietary 900 MHz and the UltraLiteTM 2.4GHz were delivered on March 7, 2003 and April 3, 2003, respectively. Our ZigBee standard MAC software built on the IEEE 802.15.4 standard was released for evaluation at the end of October 2004. We demonstrated the MAC performance at trade shows in October 2004. The Network and Security layers of the ZigBee certified stack were completed and demonstrated for customers in April of 2005 with certification achieved in November 2005. The 2006 version of the ZigBee standard was certified in January of 2007 and the PRO version was certified in January 2008. Our first significant license agreement was signed in April 2005. Copies of our material license agreements have been attached as exhibits to prior filings.

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

We formed a new business unit in late 2005 whose mission is to take development contracts for clients using our software products as a platform on which an application is to run. We believe this will facilitate the use of our products and allow quicker time to market. We have completed three such projects since 2005 to the end of the reporting period on December 31, 2007.

Intellectual Property

Our success and ability to compete is dependent in large part upon our unique technology. To date we have filed one patent and the software has not been formally copyrighted but carries common law copyrights. Plans exist for several more patents dealing with the various protocols and features of the software system. We believe that our success is more dependent upon our technical expertise than our proprietary rights. We will rely upon a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to protect our proprietary technology. As a result of the likelihood of competition from other companies, protecting the Company’s intellectual property is essential. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or develop similar technology independently. Our first filed patent is entitled “System and Method for Data Transmission” (application number 60/502,346).

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

Employees

As of January 31, 2008, we employed 43 full-time employees, of which seven are executive or administrative (four based in India) and 36 are technical (all based in India). From time to time, we utilize various contractors.

ITEM 2. PROPERTY

Our principal executive offices are located in approximately 468 square feet of office space at 9400 Key West Avenue, Rockville, MD 20850. The term of the lease is month-to-month at $1,687 per month.

We lease approximately 6,000 square feet of office space at No. 1A, Nungambakkam High Road, Nungambakkam, Chennai 600034, Tamil Nadu, India. The lease expires on June 30, 2009. The total rental expense was $63,629 in 2007 and $57,424 in 2006 and expected to be $74,400 in 2008.

We may acquire limited space in the San Diego area for three or four executive and sales staff in mid 2008. We have no plans to renovate any of our current facilities and believe that our current facilities are sufficient to maintain our current and anticipated operations.

ITEM 3. LEGAL PROCEEDINGS

In an action commenced in the District Court of Maryland for Montgomery County in October 2005, our former chief financial officer sued us for non-payment of wages, interest, statutory damages and attorney’s fees. We filed an answer to the complaint generally denying liability and asserting seven counterclaims against plaintiff including breach of fiduciary duty and duty of loyalty. On July 1, 2007 the parties reached a mediated settlement by which we agreed to pay plaintiff $500,000 by August 14, 2007 or consent to entry of judgment against us of $700,000 if we failed to make payment on time. After several extensions of time to pay, plaintiff entered the consent judgment for $700,000 on September 26, 2007 and has commenced post-judgment enforcement activities. See Note 10 to the Financial Statements in Item 7 for a more detailed description of this litigation.

From time to time, the Company is party to business disputes arising in the normal course of its business operations. The Company does not believe that any other action, standing alone, or in the aggregate, is currently material to the Company’s operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “ABEW.” On December 31, 2007, the closing sale price of our common stock was $0.05; on March 19, 2008 it was $0.03.

The following table sets forth the high and low bid prices for the common stock for each calendar quarter since our stock began trading on January 28, 2004, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low
2006
January – March	$0.45	$0.21
April – June	$0.34	$0.1558
July – September	$0.24	$0.1361
October – December	$0.20	$0.13

2007
January – March	$0.42	$0.135
April – June	$0.30	$0.15
July – September	$0.21	$0.08
October – December	$0.13	$0.05

As of December 31, 2007, there are currently 116,253,248 shares of our common stock outstanding. 33,331,509 of our outstanding shares of common stock are free-trading. The remaining shares of our common stock are defined as restricted stock under the Securities Act. Of the 116,253,248 shares currently outstanding, 21,365,660 shares are owned by our affiliates, as that term is defined under the Securities Act. Absent registration under the Securities Act, the sale of our remaining outstanding shares is subject to Rule 144. Under Rule 144, if certain conditions are satisfied, a person (including any of our affiliates) who has beneficially owned restricted shares of common stock for at least one year (reduced to six months effective February 15, 2008) is entitled to sell within any three month period a number of shares up to the greater of 1% of the total number of outstanding shares of common stock, or if the common stock is quoted on NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of ours for at least three months immediately preceding the sale, and who has beneficially owned the shares of common stock for at least two years (reduced to one year effective February 15, 2008), is entitled to sell the shares under Rule 144 without regard to any of the volume limitations described above.

Stockholders

As of March 28, 2008, the Company has 1,409 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The table below provides information relating to our outstanding options and warrants authorized for issuance under our compensation plans as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,728,000	$0.2995	16,145,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,728,000	$0.2995	16,145,000

Employee Stock Option Plan

Effective August 18, 2002, our board of directors and a majority of our shareholders approved the Airbee 2002 Stock Option Plan. The plan has 75,000,000 shares authorized for issuance. On May 1, 2003, we adopted the Airbee Wireless, Inc. 2003 Outside Directors Stock Option Plan. We have designated 4,000,000 shares of common stock for the plan. The plan has essentially the same parameters as the employee stock option plan and terminates on May 31, 2013. As of December 31, 2007, 400,000 options were granted under this plan.

Related Stockholder Matters

The following stock transactions occurred in 2007:

On January 1, 2007, the Company issued 100,000 warrants to each of two accredited investors in connection with monies loaned to the Company. The warrants have a strike price of $0.40 and expire on January 1, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

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

On January 29, 2007, the Company issued 30,000 warrants to each of two accredited investors in connection with monies loaned to the Company. The warrants have a strike price of $0.40 and expire on January 29, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

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

On February 28, 2007, the Company issued 9,808 restricted shares to The Ardell Group for public relations services worth $2,550 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

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

Throughout the quarter ended March 31, 2007, the Company issued 357,951 restricted shares of common stock to five accredited investors for cash totaling $70,000. In addition, the Company issued 143,180 warrants to these investors at strike prices ranging between $0.42 and $0.65 per share. The warrants will expire at varying dates from July 2, 2008 through August 18, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On April 30, 2007, the Company issued 17,885 restricted shares to The Ardell Group for public relations services worth $4,650 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On May 11, 2007, the Company issued 50,000 restricted shares to an accredited investor in return for his assistance in raising capital and obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $11,500 at the time of issuance.

On May 11, 2007, the Company issued 100,000 restricted shares to an accredited investor in return for his assistance in raising capital and obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $23,000 at the time of issuance.

On May 11, 2007, the Company issued 20,000 warrants to purchase our common stock exercisable at $0.50 to an accredited investor in connection with his $20,000 loan. The warrants expire November 10, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On May 11, 2007, the Company issued 100,000 warrants to purchase our common stock exercisable at $0.50 to two accredited investors in connection with their $20,000 loan. The warrants expire November 10, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On May 14, 2007, the Company issued 33,334,000 restricted shares to Mercatus & Partners Limited (“Mercatus”), a United Kingdom private limited company, pursuant to a Restricted Equity Purchase Agreement (“REPA”) providing for a delayed purchase transaction. The REPA was a Regulation S transaction. The amount the Company receives will be determined at closing in accordance with the formula established in the REPA, less a 45% discount to market price and less a total of $60,000 in structuring, due diligence and administrative fees. The securities were issued pursuant to the exemption from registration provided by Regulation S of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company. The Company exercised its option to cancel the REPA on January 2, 2008 and recalled the stock.

On May 31, 2007, the Company issued 2,087 restricted shares to The Ardell Group for public relations services worth $480 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On June 1, 2007, the Company issued 25,000 warrants to purchase our common stock exercisable at $0.50 to two accredited investors in connection with their $25,000 loan. The warrants expire May 31, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On June 1, 2007, the Company issued 10,000 warrants to purchase our common stock exercisable at $0.50 to an accredited investor in connection with his $10,000 loan. The warrants expire May 31, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On June 1, 2007, the Company issued 25,000 warrants to purchase our common stock exercisable at $0.50 to an accredited investor in connection with his $25,000 loan. The warrants expire May 31, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On June 25, 2007, the Company issued 38,462 restricted shares to an accredited investor in return for his assistance in raising capital and obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $7,692 at the time of issuance.

On June 25, 2007, the Company issued 20,000 restricted shares to an accredited investor in return for his assistance in raising capital and obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $4,000 at the time of issuance.

On July 10, 2007, the Company issued 2,000,000 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $500,000 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

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

On July 30, 2007, the Company issued 450,000 restricted shares to City VAC for public relations services worth $65,250 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

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

On August 29, 2007, the Company issued 800,000 warrants to purchase our common stock exercisable at $0.13 to an accredited investor in lieu of interest for his $60,000 loan. The warrants expire August 29, 2010. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On September 5, 2007, the Company issued 100,000 warrants to purchase our common stock exercisable at $0.12 to two accredited investors in connection with their $250,000 loan. The warrants expire September 5, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On September 19, 2007, the Company issued 1,000,000 warrants to purchase our common stock exercisable at $0.20 to Pan American Relations in connection with shareholder and public relations services. The warrants expire June 19, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company. By action of the board of directors on January 17, 2008, the underlying contract and warrants were cancelled

On September 20, 2007, the Company issued 111,703 restricted shares to a former officer in reimbursement for expenses worth $6,702; this included a 50% premium for the restricted shares. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The individual received information concerning the Company and had the ability to ask questions about the Company.

Throughout the quarter ended September 30, 2007, the Company issued 1,068,627 restricted shares of common stock to two accredited investors (one of which is an affiliate of the Company) for cash totaling $140,000. In addition, the Company issued 568,627 warrants to these investors at strike prices ranging between $0.37 and $0.42 per share. The warrants will expire at varying dates from January 8, 2009 through March 9, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On October 5, 2007, the Company issued 2,000,000 warrants to purchase our common stock exercisable at $0.12 to Golden Gate Investors, Inc. in connection with their $350,000 convertible debenture of even date. The warrants expire October 4, 2010. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On October 29, 2007, the Company issued 394,464 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $70,000 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On October 30, 2007, the Company issued 875,000 restricted shares to Leach Travell Britt PC to reward the law firm for its legal work to date and to compensate the firm for continuing to represent the Company as it worked through its financing to pay past due legal fees. The shares were valued at $70,000 when issued. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On October 31, 2007, the Company issued 4,019,221 restricted shares to an affiliate to replace the shares pledged as security to Montgomery Equity Partners Ltd. in connection with a note payable incurred in May 2005. After the Company’s default on the note and subsequent settlement, Montgomery sold the pledged shares and applied the net proceeds to reduce the debt. Montgomery completed the settlement in September 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption.

On October 31, 2007, the Company issued 1,250,000 restricted shares to Montgomery Equity Partners, Ltd. for the conversion of $80,000 of the $500,000 secured convertible debentures due December 29, 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On November 6, 2007, the Company issued 50,000 shares of our common stock to each of two accredited investors as an inducement for the renewal of their $287,500 loan. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On November 6, 2007, the Company issued 50,000 warrants to purchase our common stock exercisable at $0.12 to each of two accredited investors as an inducement for the renewal of their $287,500 loan. The warrants expire November 5, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On November 26, 2007, the Company issued 400,000 shares of our common stock to an accredited investor as an inducement for his $112,000 loan to the Company. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On November 28, 2007, the Company issued 2,832,504 restricted shares of stock to an accredited investor to settle notes payable totaling $135,564 plus accrued interest of $6,061. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On November 28, 2007, the Company issued 186,667 restricted shares to an accredited investor in return for his assistance in raising capital and obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $11,200 at the time of issuance.

On November 28, 2007, the Company issued 400,000 shares of our common stock, 400,000 warrants to purchase our common stock exercisable at $0.05 expiring November 28, 2010, and 300,000 warrants to purchase our common stock exercisable at $0.12 expiring November 28, 2010 to an accredited investor as an inducement for his $44,500 loan to the Company. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On November 30, 2007, the Company issued 276,534 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $20,000 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On December 17, 2007, the Company issued 5,000 restricted shares to an accredited investor in return for his assistance in raising capital and obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $350 at the time of issuance.

On December 17, 2007, the Company issued 50,000 shares of our common stock to an accredited investor as consideration for his $30,000 loan to the Company. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On December 31, 2007, the Company issued 174,867 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $10,000 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

•
During 2007, we signed application development agreements with Medtronic Minimed and Fuel Automation India Pvt Ltd. Our license agreements with foreign and domestic customers such as Radiocrafts (Norway), Texas Instruments (USA) and Infineon (Germany) remain in effect. Our ZNS Software stack version 1.0 was certified ZigBee-compliant through an independent testing laboratory during the fourth quarter of 2005 and version 1.1 was certified in January 2007. In addition, our latest ZNS Software stack compliant with the ZigBee PRO standard was certified in January 2008. It is designated as one of ZigBee’s “Golden Units”. This means that the product will be used to set the standard by which other vendor’s products will be measured.

•
We had a $5,766,516 net loss before provision for income taxes in 2007 and our cumulative loss since August 9, 2002 (Inception) is $17,159,157. Liquidity and capital resources issues continue to constrain growth but given signs of an emerging marketplace for our software and our track record of raising capital, we believe we will be able to obtain sufficient funds to continue operations until we can generate revenue from our license agreements. We raised $210,000 in 2007 from the sale of stock to accredited investors.

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

Overview

The Company continued its progress as a developer of intelligent connectivity software for wireless voice and data communication designed to comply with the ZigBee global standard. See Item 1, above, for descriptions of our business, our marketplace and our products. We were one of the first to attain ZigBee product certification from an independent testing laboratory for our ZNS Software Stack in November 2005. The next standard released by the ZigBee Alliance, known as ZigBee 2006 or version 1.1, was not backward compatible and much of 2006 was spent redesigning the software product to meet the revised standard and be recertified, which we received in January 2007. The current standard – ZigBee Pro – was released in September of 2007. We submitted our software for certification testing in December 2007 and were formally certified in January 2008. Our software was one of three company’s products to receive “Golden Unit” status from the ZigBee Alliance; the other two companies are Ember and Texas Instruments. Together, these products will be the standard against which all other developers’ software will be tested.

We continued the buildup of our technical resources in our R&D center and at year end we had more than 36 software engineers working on our development projects.

Results of Operations

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

During 2007 we had minimal operating revenues of $123,243, resulting in a net loss applicable to common shares of $5,766,516, or $0.06 net loss per share, compared to operating revenues of $128,602 resulting in a net loss of $4,796,016 or $0.07 net loss per share for 2006. Cumulative net loss since inception totaled $17,159,157.

Our net revenue for the year ended December 31, 2007 was $123,243 as compared to $128,602 for the year ended December 31, 2006. During 2007, all previous license agreements were extended or upgraded and remain in effect. These license agreements may generate revenue during the second quarter of 2008 but depend upon sales of the licensees’ products containing our software. We completed work on application development agreements with Medtronic Medimune and Fuel Automation and were paid in accordance with each contract. We also began work on a $200,000 contract with NXP in the fourth quarter. These agreements require us to embed our software in the customer’s application for a fixed fee, generally paid in stages as benchmarks are met.

Operating expenses for the year ended December 31, 2007 were $5,277,786 as compared to $5,258,718 for the year ended December 31, 2006, an increase of 0.4% or $19,018. As further explained below, increases in compensation and professional fees, selling, general and administrative expenses, and depreciation and amortization were offset by nearly identical decreases in stock option compensation expense and research and development.

Our overall increase in absolute dollars of compensation and professional expenses for the year ended December 31, 2007 compared to the year ended December 31, 2006 was $1,527,419. The increase was due to increased payroll expense of $328,050 related to our increased staff in India, increased professional fees of $90,224 and an increase of $1,109,145 in professional fees - financing expense. We believe that compensation and professional expenses will increase in the short-term as the Company seeks additional financing and fills management positions. We also anticipate increases in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.

Our overall selling and marketing expenses consist primarily of marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs. Expenses, particularly certain marketing and compensation-related expenses, may vary going forward, depending in part on the level of revenue and profits.

The decrease in absolute dollars of research and development expense for the year ended December 31, 2007 compared to the year ended December 31, 2006 was $183,212. We wrote off $173,294 of previously capitalized R&D expenses in December 2006 because the ZigBee 2006 standard caused part of our capitalized R&D to become obsolete. This one-time event greatly increased our R&D expense in 2006; if this expense is removed from the calculation, R&D expense decreases only $9,918 from 2006 to 2007. Our intangible assets (primarily capitalized R&D) decreased by $164,983, net of amortization, from $433,896 at December 31, 2006 to $268,913 at December 31, 2007. With the demonstration of technological feasibility and the certification of our ZNS software stack to the ZigBee PRO version standard in January 2008, we will resume the capitalization of our research and development costs as we increase our overall expenditures in research and development programs to ensure that our products continue to meet our customer demands.

Depreciation and amortization expense for the year ended December 31, 2007 increased $141,024 to $234,832 from $93,808 for the year ended December 31, 2006. Depreciation accounted for $20,667 of this increase due to the fact we have been acquiring capital equipment in India over the past two years to support our development efforts there. Amortization costs related to our capitalized R&D rose by $101,088 in 2007 from 2006 because we began amortizing in the fourth quarter of 2006. The remaining component of the increase is a $19,269 increase in amortization of leasehold improvements in India. Depreciation expense for the years ended December 31, 2007 and 2006 was $69,848 and $31,419, respectively. Amortization expense in 2007 consisted of $30,200 for intellectual property and another $134,784 for amortization of capitalized R&D. In 2006, amortization expense consisted of $30,200 for intellectual property and $33,696 for capitalized R&D. Interest expense for the year ended December 31, 2007 increased $839,167, principally due to bridge loan extensions, interest and penalties, increases in the amount of notes payable, amortization of debt discount to interest and the assessment of $126,000 in liquidated damages arising from our default under the Golden Gate Investors convertible debenture. The interest expense attributable to Notes Payable to Related Parties was $28,184 in 2007 as compared to $34,021 in 2006.

Liquidity and Capital Resources

Since inception, we have principally funded our operations from private placements of securities and management and shareholder loans and contributions of $5,612,428. As of December 31, 2007 and 2006, we have $1,527,795 and $889,074 outstanding under related party notes and accrued payroll, including $288,784 and $70,615 in accrued interest. During 2007, we received an aggregate of $210,000 from accredited investors in consideration of 1,426,578 shares of our common stock and 711,804 common stock purchase warrants. Also during 2007, we received $819,720 in loans from shareholders and other lenders and $500,000 from two convertible debentures. Proceeds were used to pay down current payables and salaries of our development staff in India. We will require approximately $5 million to continue operations for the next 12 months. Most of the funding will be allocated principally for sales, marketing and working capital. It is not anticipated that any lack of funding will impact upon the existing license and development agreements with our customers since our software development has been completed for three of our products.

We have incurred an accumulated deficit at December 31, 2007 of $17,159,157 compared to $11,392,641 at December 31, 2006. We had negative working capital at December 31, 2007 of $6,698,979 compared to negative working capital of $4,310,812 at December 31, 2006. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

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

On April 20, 2005, the Company executed a promissory note in the amount of $750,000 in favor of Montgomery Equity Partners, Ltd. (“Montgomery”). (We have been advised that Cornell and Montgomery are limited partnerships of the same general partner, Yorkville Advisors, Inc. Mark Angelo, the portfolio manager of Cornell is the co-portfolio manager of Montgomery. Cornell and Montgomery share the same back office, administrative and support staff. The two entities do not share offices but all documents and materials are housed in the office of the general partner.) Pursuant to the terms of the promissory note, Montgomery disbursed the entire $750,000 to the Company on the date the note was executed and an additional $250,000 was to be disbursed after the Company’s common stock commenced trading on the OTC Bulletin Board. The promissory note had a one-year term and accrued interest monthly at 24% per annum. The Company defaulted under the terms of the promissory note and reached a settlement with Montgomery where principal, accrued unpaid interest and other fees and expenses – a total of $937,500 – would be paid through the liquidation of 9.4 million shares of Company stock that was pledged as security by an affiliate as part of the initial loan agreement. Montgomery completed the settlement agreement in September 2007, selling 4,019,221 of the pledged shares.

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

In connection with the Securities Purchase Agreement we issued Montgomery three warrants to purchase a total of 2,000,000 shares of our common stock. The warrants are exercisable for a period of three years. The exercise price for the first warrant for 1,000,000 shares is the lesser of 80% of the lowest closing bid price for the five trading days immediately preceding the exercise date or $0.20 per share. The exercise price for the second warrant for 500,000 shares is the lesser of 80% of the lowest closing bid price for the five trading days immediately preceding the exercise date or $0.30 per share. The exercise price for the third warrant for 500,000 shares is $0.001 per share. The warrants provide for a cashless exercise and adjustment of their exercise price and number of shares upon the occurrence of certain events. In connection with this transaction, the Company executed an Investor Registration Rights Agreement by which it agreed to file a registration statement with the SEC for at least the pledged shares held by the escrow agent and the 2 million warrants. The registration statement was to be filed within 30 days of the execution of the convertible debenture and declared effective within 90 days of filing. Failure to file or be declared effective within the agreed timeframe subjected the Company to liquidated damages equal to two percent (2%) of the liquidated value of the convertible debenture for each thirty (30) day period after the scheduled filing or effective date deadline. By written agreement, these deadlines were extended. The Company had until September 29, 2006 to file the registration statement which had to be declared effective no later than December 29, 2006. However, because the second tranche of the convertible debenture has not been funded, the convertible debenture was deemed an incomplete offering. As a result the Company, with Montgomery’s consent, withdrew the registration statement in December 2006, with the intention of re-filing the registration statement once the offering was complete. A condition precedent was satisfied on January 30, 2007, when the Company’s shares were approved for trading quotation on the OTC Bulletin Board. On April 5, 2007, the Company and Montgomery executed an Amended and Restated Secured Convertible Debenture, which reduced the amount of the December 29, 2005 Secured Convertible Debenture to $350,000 from $500,000. The remaining terms and conditions are unchanged. The Company and Montgomery executed a new secured convertible debenture, due December 29, 2007, in the amount of $150,000 with interest at the rate of 15% per annum payable monthly which funds the balance of the Stock Purchase Agreement dated December 29, 2005. The conversion price provisions are identical to those contained in the December 29, 2005 Secured Convertible Debenture as are all other material terms and conditions. The parties executed Amendment No. 3 to the Investor Registration Rights Agreement by which it was agreed the Company would prepare and file a Form SB-2 covering at a minimum the conversion shares to be issued upon conversion and the 2 million warrants issued in connection with the December 29, 2005 Secured Convertible Debenture no later than April 30, 2007 and would use its best efforts to have said Form SB-2 declared effective by July 30, 2007. All other terms and conditions of the Investor Registration Rights Agreement, as amended, are unchanged and remain in full force and effect. No new or additional shares were reserved or escrowed in this transaction. The Company filed the registration statement on May 8, 2007 but it was never declared effective and was withdrawn with the consent of the debenture holders on February 25, 2008.

On February 1, 2007, Montgomery exercised 1.5 million warrants of the 2 million warrants it obtained pursuant to the Securities Purchase Agreement in a cashless exercise and received 841,176 shares of common stock. On July 17, 2007, it exercised the remaining 500,000 warrants in a cashless exercise and received 495,833 shares of common stock. On August 10, 2007, Montgomery converted $300,000 of the outstanding debentures at the conversion price of $0.1040 per share and received 2,884,615 shares. On October 31, 2007, Montgomery converted another $80,000 of the outstanding debentures at $0.0640 per share and received 1,250,000 shares. These conversions left a balance of $120,000 due on the debentures on December 29, 2007 which the Company was unable to pay.

On October 5, 2007, the Company executed a securities purchase agreement with Golden Gate Investors Inc. (“Golden Gate”) by which the Company agreed to purchase an 8.75% convertible note due October 4, 2008 in the amount of $350,000 which was disbursed to the Company on October 9, 2007. Interest was payable monthly. The note was convertible at the lesser of $0.25 or 65% of the average of the five lowest volume weighted average of the Company’s common stock for the twenty trading days prior to the conversion date. Pursuant to the Securities Purchase Agreement, an affiliate of the Company executed a stock pledge agreement by which he pledged 10 million shares to induce Golden Gate to make the loan. The note and securities purchase agreement contained a default clause triggered if the Company’s common stock price closed at $0.05 per share or lower during the term of the loan. An event of default occurred on November 29, 2007 when the Company’s share price closed at $0.05. Golden Gate issued a notice of default and demanded payment of the note. When the Company was unable to pay the note within five days of Golden Gate’s demand, the interest rate increased to 18% per annum and liquidated damages of $126,000 were incurred. Golden Gate immediately seized the pledged shares and began selling them, applying the proceeds first to the liquidated damages and thereafter to all amounts due and owing under the note. As of December 31, 2007, Golden Gate had sold 1,725,200 of the pledged shares and received net proceeds of $116,808.

Our principle sources of liquidity have been private placements of our securities and loans from management and shareholders. There will continue to be an operating cash flow deficit from the licensing of embedded software in the near term.

Cash at December 31, 2007 and 2006, respectively, was $1,925 and $59,298. At December 31, 2007 and 2006, respectively, we had total stockholders’ deficit of $6,069,352 and $3,623,353.

Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. We anticipate that our operating and capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on (a) the level of our future sales (which depend, to a large extent, on general economic conditions affecting us and our customers, as well as the timing of our products’ sales and other competitive factors) and (b) our ability to control expenses.

With regard to our current liabilities at December 31, 2007, $133,580 is payable to related party note holders and employees who have deferred repayment as well as interest. Trade payables and accrued expenses at December 31, 2007 of approximately $1,089,970 are outstanding and will be paid as they come due or as payment may be extended or the amount compromised by agreement of the parties. One vendor, MindTree Consulting Pvt. Ltd. (“MindTree”), accounted for 30% of the Company’s accounts payable. MindTree provided services to the Company under a Time and Materials Contract dated March 30, 2005 (the T&M Contract”). On a monthly basis, MindTree invoiced the Company for work it performed. Payment terms were net 30 days. The Company was unable to pay the invoices as they became due and, by informal agreement, extended the repayment terms monthly. On December 15, 2005, the Company entered into a written agreement with MindTree by which it agreed to pay MindTree $200,000 on or before December 23, 2005 and $100,000 per month on the last business day of each succeeding month until the outstanding indebtedness of approximately $580,000 was fully paid. The Company’s performance was secured by the software code MindTree developed under the T&M Contract. If the Company defaulted in making any payment when due and such default was not cured within five business days after receipt of a notice of default, MindTree would be entitled to co-own the software code, with any revenue the Company realized from the software code during the co-ownership period to be split 50-50 with MindTree. If full payment was made on or before April 30, 2006, full ownership of the Intellectual Property reverted to the Company.

Through December 31, 2007, the Company has paid MindTree $275,000 pursuant to this agreement. The Company is behind in making the scheduled payments but MindTree has not yet issued any notice of default. MindTree recently agreed to extend the payment deadline to May 31, 2008.

With regard to our liabilities at December 31, 2006, $818,459 payable to related note holders and employees who deferred repayment as well as interest. At December 31, 2006, we had approximately $850,429 of outstanding trade payables that will be paid as they come due or as payment may be extended by agreement of the parties.

We believe that revenues will begin during the second quarter of 2008 from our licensing and other agreements. However, we shall be dependent upon financing to accelerate our marketing activities and continue product enhancement. We anticipate monthly expenses of approximately $165,000 to $185,000 over the next several months and will increase as we add more staff in India to fulfill the licensing and development contracts we anticipate signing. This amount includes costs of our SEC reporting obligations, which were approximately $150,000 for the year ending December 31, 2007. Cost of SEC reporting obligations includes all filing costs and professional fees. We do not consider the expense of SEC reporting to be material.

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

When the ZigBee Alliance released version 1.0 of its international standard for wireless voice and data communications on December 14, 2004, the Company signed a one-year (renewable and renewed annually) licensing and teaming agreement with Radiocrafts AS in April 2005 to provide ZigBee-ready solutions. Radiocrafts is a leading RF module design and manufacturing company based in Norway. In July 2005, the Company entered in to a multi-year licensing agreement with Texas Instruments and in August 2005, the Company entered into a licensing agreement with SoftBaugh, Inc. for a one-year term with a renewal negotiated on an annual basis. We also signed a nine month development license with Infineon Technologies, a German company, to migrate our ZigBee software to the Infineon product. The license was valued at $35,000 payable on completion of validation testing. Infineon deferred the effort to a later time period. We also signed Software License Agreements with Jennic in November 2005 but it has not initiated the effort to forward the hardware platform to us for us to port our software. We signed agreements with Compel JSC and Wireless People in December 2005 neither of whom have been aggressive in coming forward with their plans. We therefore have not expended the effort to port our software to either of these platforms. In January 2006, we signed a development license agreement with SensiTool, Inc. valued at $80,000. We also have negotiated a Manufacturer’s Representative Agreement with Acetronics which has exclusive marketing rights to our products in Korea. The Company has several other agreements in process with international companies pending completion of their evaluation and testing for suitability. The Company also completed its ZigBee software product compliance testing with an independent testing agency authorized by the ZigBee Alliance to perform such testing in November 2005. We have completed the technical effort to incorporate the ZigBee specification level 1.1 (certified in January of 2007) into our product(s) and which will allow a broader application customer base to which our product(s) can be marketed. The ZigBee PRO version of the standard has now also been released and available for sale with the completion of the certification testing and golden unit designation in January of 2008.

Now that we have been certified on the ZigBee PRO standard and are one of three “golden units” against which all other ZigBee software will be tested, we believe that in 2008 several of our customers will begin commercializing development products containing the Airbee embedded software.

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

The Company’s excessive liabilities may make it difficult to continue operations if it unable to pay its debts as they become due. It may also have a negative impact on our ability to raise needed capital since potential investors will want new investment reserved for working capital and not applied to pre-existing liabilities.

Of primary concern is the impact judgment creditors may have on our operations. While all or substantially all of the Company’s assets are pledged as security for debts which pre-date any judgment entered against the Company to date, the ability of any judgment creditor to hinder our operations must be acknowledged. Management’s time devoted to vendor lawsuits and judgment enforcement proceedings is time not spent growing the Company. These distractions also impede our ability to raise additional capital as no new investor providing working capital for growth would allow all or substantially all of his investment to be used to pay past liabilities.

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

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of SEC Regulation S-B.

Contractual Obligations

The table below lists our known contractual obligations at December 31, 2007.

We have no long-term debt obligations as of December 31, 2007. Our current debt obligations consist of $78,720 in notes payable to our CEO from our Indian subsidiary plus interest at 11.25% and 12.0% per annum (guaranteed by the Company), $120,000 remaining from a $500,000 convertible debenture due December 29, 2007 plus interest payable monthly at 15% per annum, and $369,330 remaining from a $350,000 defaulted convertible promissory note.

Our purchase obligations are limited to employment contracts with company executives and senior staff. These five written contracts are for one to three years in duration and expire at various dates between May 4, 2008 and December 31, 2008.

The operating leases reported here are limited to the lease for office space in Chennai, India for our India subsidiary. We have signed a three-year lease for 6,000 sq. ft. of office space expiring on June 30, 2009. We are in the second year of a three year lease. The current rent is approximately $5,471 per month with a 10% increase in the third year of the lease.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase Obligations (employment contracts) *	$674,167	641,667	32,500	-	-
Current Debt Obligations	$568,050	568,050	-	-	-
Operating Lease Obligations **	$106,042	69,590	36,452	-	-
Capital Lease Obligations	$-	-	-	-	-
Other Long-Term Liabilities Reflected on Balance Sheet under GAAP	$-	-	-	-	-

*	Employment contracts with senior executives ranging in length from 1 year to 3 years, expiring on various dates from December 31, 2006 through May 15, 2008.
**	Lease of office space in Chennai, India expiring June 30, 2009. The lease at our Rockville, MD office is month-to-month and therefore not included. Our Rockville office rent is $1,887 per month

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
9400 Key West Avenue
Rockville, MD 20850-3322

We have audited the accompanying consolidated balance sheets of Airbee Wireless, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ deficit, accumulated other comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airbee Wireless, Inc. as of December 31, 2007 and 2006, and the results of its operations, and cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, New Jersey

April 7, 2008

AIRBEE WIRELESS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents	$1,925	$59,298
Accounts receivable, net	89,960	-
Prepaid expenses and other current assets	4,589	24,493

Total Current Assets	96,474	83,791

Fixed assets, net of depreciation	212,793	183,869

Intangible assets	268,913	433,896
Deferred financing costs	79,265	15,459
Other assets	68,656	54,235
	416,834	503,590

TOTAL ASSETS	$726,101	$771,250

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Notes payable - related party	$133,580	$100,130
Notes payable - other	2,024,952	849,649
Montgomery settlement liability	-	276,298
Golden Gate debenture liability	364,892	-
Litigation settlement liability	718,411	-
Liability for stock to be issued	10,000	-
Fair value of derivatives	458,167	639,806
Convertible debentures, net of discount of $0 and $175,000	120,000	175,000
Warrants liability	62,229	646,183
Accounts payable and accrued expenses	2,903,222	1,707,537

Total Current Liabilities	6,795,453	4,394,603

Total Liabilities	6,795,453	4,394,603

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.00004 Par Value; 200,000,000 shares authorized; 132,055,795 and 94,169,418 shares issued; 14,142,511 and 14,142,511 shares held in escrow; and 116,253,248 and 79,029,862 shares outstanding	4,650	3,161
Additional paid-in capital	15,625,500	7,990,579
Unearned compensation	(6,660)	(22,554)
Accumulated other comprehensive income	63,938	933
Prepaid consulting	(83,333)	-
Shares issued for deferred financing, net of $3,450,069 discount	(4,216,751)	-
Accumulated deficit	(17,159,157)	(11,392,641)
	(5,771,813)	(3,420,522)
Less: treasury stock, 1,660,036 and 997,045 shares at cost	(297,539)	(202,831)
Total Stockholders' Deficit	(6,069,352)	(3,623,353)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$726,101	$771,250

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

OPERATING REVENUES
Sales	$123,243	$128,602

COST OF SALES	-	1,092

GROSS PROFIT	123,243	127,510

OPERATING EXPENSES
Compensation and professional fees	3,711,292	2,183,873
Stock option compensation expense	29,431	2,184,098
Research and development	66,030	249,242
Selling, general and administrative expenses	1,236,201	547,697
Depreciation and amortization	234,832	93,808
Total Operating Expenses	5,277,786	5,258,718

LOSS BEFORE OTHER INCOME (EXPENSE)	(5,154,543)	(5,131,208)

OTHER INCOME (EXPENSE)
Gain on derivatives/warrants	799,182	927,188
Other income	20,127	119
Interest expense	(1,431,282)	(592,115)
Total Other Income (Expense)	(611,973)	335,192

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,766,516)	(4,796,016)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(5,766,516)	$(4,796,016)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.06)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	97,745,127	69,911,684

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

				Accumulated
				Other					Stock
	Common Stock		Additional	Comprehensive	Unearned	Accumulated	Deferred	Treasury	Subscription	Prepaid
Description	Shares	Amount	Paid-In Capital	Income	Compensation	Deficit	Financing	Stock	Receivable	Consulting	Total
Balance, December 31, 2005	54,634,754	$2,185	$2,598,736	$734	$(38,522)	$(6,596,625)	$-	$(202,831)	$(127,500)	-	$(4,363,823)

Issuance of common stock for cash	3,925,902	157	704,910						127,500		832,567
Shares issued for services	300,000	12	58,988								59,000
Shares issued for compensation	301,837	12	73,738								73,750
Shares issued for professional fees - financing	2,464,849	99	450,501								450,600
Shares of common stock issued in exercise of options	10,000,000	400	-								400

Repayment of Montgomery note payable, accrued interest & interest expense	-	-	431,413								431,413
Repayment of note payable, accrued interest & interest expense Related Parties	4,283,090	171	1,056,645								1,056,816
Conversion of Silkroute N/P and interest to stock	182,714	7	73,078								73,085
Conversion of Sommerfeld N/P, accrued expense & Reimbursement Owed	291,706	12	131,256								131,268
Conversion of Accrued Salaries and Accrued Interest Payable to stock	2,472,596	99	609,993								610,092
Conversion of Shareholder Note Payable to stock	172,414	7	39,993								40,000

Amortization of unearned compensation	-	-			15,968						15,968
Options issued under FASB 123R	-	-	2,184,098								2,184,098
Reclassification of outstanding warrants to liability due to potential shortage of authorized shares	-	-	(422,770)								(422,770)
Comprehensive income				199							199
Net loss for the year						(4,796,016)					(4,796,016)
Balance, December 31, 2006	79,029,862	$3,161	$7,990,579	$933	$(22,554)	$(11,392,641)	$-	$(202,831)	$-	$-	$(3,623,353)
											-
											-
Issuance of common stock for cash	1,426,578	57	209,943								210,000
Shares issued for services	4,423,145	178	808,378								808,556
Shares issued for professional fees - financing	3,277,114	132	678,842								678,974
Mercatus Deferred Financing	33,334,000	1,333	7,665,487				(7,666,820)				-
Debt discount on Mercatus Deferred Financing			(3,450,069)				3,450,069				-
Initial valuation of conversion feature of Montgomery Convert Debent #2	-	-	(39,586)								(39,586)

Repayment of Montgomery note payable, accrued interest & interest expense	-	-	276,298								276,298
Repayment of Golden Gate Debenture, Liquidated Damages & accrued interest	-	-	116,808								116,808
Conversion of Sommerfeld N/P, accrued expense & reimbursement owed overturned by court order	(291,706)	(12)	(131,256)								(131,268)
Shares of common stock issued in cashless exercise of Montgomery warrants	1,337,009	53	94,655					(94,708)			-
Conversion of Accrued Salaries, Expenses and Interest Payable to stock	348,562	14	50,305								50,319
Conversion of Shareholder Notes Payable to stock	3,278,613	131	201,718								201,849
Shares issued to replace founder's pledged shares sold by Montgomery	4,019,221	161	(161)								-
Stock issued on partial conversion of Montgomery convertible debenture	4,134,615	165	1,206,758								1,206,923
Stock Option Shares returned due to recap by founders	(18,063,765)	(723)									(723)
Fair value of Notes Payable conversion feature	-	-	(86,996)								(86,996)

Amortization of unearned compensation	-	-			15,894						15,894
Options issued under FASB 123R	-	-	29,431								29,431
FASB 123R options forfeited	-	-	(1,062)								(1,062)
Reclassification of outstanding warrants to liability due to potential shortage of authorized shares	-	-	(243,984)								(243,984)
Cornell warrants expired unexercised	-	-	139,815								139,815
Debt discount on Montgomery third warrant written off upon exercise	-	-	109,597								109,597
Comprehensive income				63,005							63,005
Prepaid consulting less amortization of financing fees										(83,333)	(83,333)
Net loss for the year						(5,766,516)					(5,766,516)
Balance, December 31, 2007	116,253,248	$4,650	$15,625,500	$63,938	$(6,660)	$(17,159,157)	$(4,216,751)	$(297,539)	$-	$(83,333)	$(6,069,352)

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Balance, December 31, 2005	$734

Gain on foreign currency translations	199

Balance, December 31, 2006	933

Balance, December 31, 2006	933

Gain on foreign currency translations	63,005

Balance, December 31, 2007	$63,938

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,766,516)	$(4,796,016)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	234,832	95,315
Common stock issued for services	1,487,528	509,600
Common stock issued for compensation	-	73,750
Gain on valuation of derivatives	(799,182)	(927,188)
Amortization of derivative discounts	272,487	175,000
Stock option compensation expense 123R	29,431	2,184,098
Exercised stock options returned by shareholders	(723)	-
Amortization of financing fees	22,665	15,456
Gain on foreign currency translations	63,005	199
Amortization of unearned compensation	15,894	15,968
Write off capitalized research & development	-	242,351
Fees incurred due to convertible debenture default	131,700	-
Extension and late payment fees on bridge loans	594,409	81,649
Litigation settlement	356,250	-
Amortization of prepaid consulting	416,667	-
Excess tax benefits from share-based payment arrangement	(10,301)	(764,434)

Changes in assets and liabilities
Decrease (Increase) in accounts receivable	(89,960)	10,000
Decrease in prepaid expenses and other current assets	19,904	21,173
(Increase) in other assets	(14,420)	(26,521)
Increase in accounts payable, accrued expenses and other current liabilities	1,444,417	753,399
Total adjustments	4,174,601	2,459,815

Net cash used in operating activities	(1,591,915)	(2,336,201)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	-	(50,891)
Acquisitions of fixed assets	(98,772)	(148,761)

Net cash used in investing activities	(98,772)	(199,652)

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issuances	$210,000	$705,065
Proceeds from stock subscriptions receivable	-	127,500
Proceeds from notes payable - other	879,563	658,000
Proceeds from derivative notes payable	-	211,761
Proceeds from secured convertible debenture	500,000	-
Proceeds from stock option exercise	-	400
Proceeds from notes payable - related party, net	33,450	100,137
Excess tax benefits from share-based payment arrangement	10,301	764,434

Net cash provided by financing activities	1,633,314	2,567,297

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57,373)	31,444

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	59,298	27,854

CASH AND CASH EQUIVALENTS - END OF YEAR	$1,925	$59,298

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$29,964	$55,047
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Common stock issued for compensation	$-	$73,750

Common stock issued for services	$1,487,528	$509,600

Common stock issued for deferred financing (Mercatus), net of discount	$4,216,751	$-

Stock options vested during period	$28,369	$-

Reverse issuance of common stock; overruled by court order	$131,268	$-

Conversion of Montgomery Debentures	$380,000	$-

Warrants removed from liability	$249,412	$-

Warrants converted to liability	$243,984	$422,770

Conversion of note payable - other and accrued interest to common stock	$201,850	$40,000

Use of pledged collateral for settlement of note payable and accrued interest	$393,106	$431,413

Conversion of related party notes payable, accrued salaries payable and accrued interest to common stock	$50,319	$1,890,012

Stock issued for prepaid consulting fees	$500,000	$-

Liability for stock to be issued for services	$10,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AIRBEE WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Liquidity

The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception and has accumulated deficits of approximately $17.16 million and $11.39 million, respectively, for the years ended December 31, 2007 and 2006. The Company's operations have been financed primarily through a combination of issued equity and debt. For the years ended December 31, 2007 and 2006, the Company had net losses of approximately $5.77 million and, $4.79 million, respectively, and cash used in operations of approximately $1.59 million and $2.34 million.

The Company regularly evaluates its working capital needs and existing burn rate to make appropriate adjustments to operating expenses. On April 26, 2005, the Company executed a promissory note in the amount of $750,000 in favor of Montgomery Equity Partners, Ltd (“Montgomery”). Pursuant to the terms of the promissory note, Montgomery disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 was to be disbursed to the Company after the Company’s common stock commenced trading on the Over-the-Counter Bulletin Board market. The promissory note was secured by all of the assets of the Company plus shares of stock of an affiliate of the Company. It had a one-year term and accrued interest monthly at 24% per year. The Company had difficulty adhering to the payment schedule of the note and entered into a settlement agreement with Montgomery to satisfy the note with the liquidation of the pledged shares. The settlement agreement was completed in September 2007 and the unsold shares returned to the pledgee On December 29, 2005, the Company executed a $500,000 convertible debenture with Montgomery Equity Partners, Ltd. Pursuant to its terms, Montgomery disbursed $350,000 to the Company with the remaining $150,000 to be disbursed after the Company’s common stock commenced trading on the Over-the-Counter Bulletin Board market and two days before the Company files a Form SB-2 with the U.S. Securities and Exchange Commission. The convertible debenture has a two-year term and accrues monthly interest at 15% per year. Montgomery disbursed the remaining $150,000 on April 9, 2007 and during 2007 has converted $380,000 of the debentures to stock. After the Company was unable to pay the balance of the debentures on December 29, 2007, the parties arranged the sale of the remaining debenture to BARTFAM LLC on January 30, 2008. See Note 12 - Subsequent Events. On October 4, 2007, the Company executed a $500,000 convertible debenture with Golden Gate Investors, Inc. (“Golden Gate”). Pursuant to its terms, Golden Gate disbursed $350,000 to the Company with the remaining $150,000 to be disbursed within 60 days provided the Company’s volume weighed average price of the Company’s stock exceeded $0.11 for five consecutive trading days. The convertible debenture had a one-year term extendable by six months at Golden Gate’s option and accrued interest monthly at the rate of 8.75% per year. The Company defaulted under the terms of the convertible debenture when its closing stock price fell to $0.05 per share and Golden Gate accelerated the promissory note and proceeded to liquidate the pledged collateral.

Principles of Consolidation

The consolidated financial statements include the accounts of Airbee Wireless, Inc. and its wholly owned subsidiaries Airbee Wireless (Pte.) Ltd., located in Singapore, and Airbee Wireless (India) Pvt. Ltd., located in India, for the years ended December 31, 2007 and 2006 respectively (“Airbee” or the “Company”). The Singapore subsidiary was closed in 2006 and its net assets transferred to the Company’s India subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation. Accounts denominated in non-U.S. currencies have been re-measured using the U.S. Dollar as the functional currency.

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

The Company maintains cash and cash equivalent balances at financial institutions in the United States of America, Singapore and India. The financial institution in the United States of America is insured by the Federal Deposit Insurance Corporation up to $100,000. Of the $1,925 in cash and cash equivalents on December 31, 2007, the India rupee equivalent of $1,921 is uninsured.

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

Intangible assets pertain to the Company’s intellectual property, more specifically software code for both IEEE 802.15.4 and the ZigBee standard version 1.0 and to the 2006 ZigBee Pro standard version 1.1.

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

Deferred Financing Costs
Deferred financing fees were incurred in connection with the convertible debenture to Montgomery Equity Partners, Ltd. and the warrants given to Golden Gate Investors, Inc. in connection with the convertible debenture (see discussion below in Note 5). These will be amortized over the lives of the convertible debenture (24 months) and the warrants (36 months). During the years ended December 31, 2007, and 2006 the Company recognized $22,665 and $15,456 in deferred financing costs, respectively.

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

Income Taxes

Income tax benefit is computed on the pretax loss based on current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and its financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the years ended December 31, 2007 and 2006, respectively.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expensed all costs incurred in connection with the start-up and organization of the Company.

Advertising

The Company’s policy is to expense the costs of advertising as incurred. The Company had no such cost for the years ended December 31, 2007 and 2006 respectively.

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at December 31, 2007 and 2006 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred losses since inception as a result of funding its research and development, including the development of its intellectual property portfolio which is key to its core products.

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31, 2007	December 31, 2006

Net Loss	$(5,766,516)	$(4,796,016)

Weighted-average common shares outstanding (Basic)	97,745,127	69,911,684

Weighted-average common stock Equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	97,745,127	69,911,684

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

Derivative Instruments

The Company has an outstanding convertible debt instrument that contains free-standing and embedded derivative features. The Company accounts for these derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of the other income (expense). As of December 31, 2007, the fair value of derivatives was $458,167, a decrease of $181,639 from December 31, 2006. The Company had a net gain on all derivatives of $799,182 for the year ended December 31, 2007, additional derivatives recorded during the year with fair values of $285,389, and wrote off $438,349 upon the conversion of $380,000 of the Montgomery debentures during the year. The Company has included these as a component of net gain on derivatives in the Other Income (Expense) section of its Consolidated Statements of Operations.

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

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method for periods prior to January 1, 2006. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. Amortization expense for the years ended December 31, 2007 and 2006 was $15,894, and $15,968, respectively.

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

	Year Ended
	12/31/07	12/31/06

Net loss, as reported	5,766,516	4,796,016

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	29,431	2,184,098

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(29,431)	(2,184,098)

Net income, pro forma	5,766,516	4,796,016

Earnings per share:

Basic, as reported	$0.06	$0.07

Basic, pro forma	$0.06	$0.07

Diluted, as reported	$0.06	$0.07

Diluted, pro forma	$0.06	$0.07

For the purpose of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended
	12/31/07	12/31/06

Dividend yield	0.00%	0.00%

Expected volatility	83.59%	152.64%

Risk-free interest rate	4.00%	4.00%

Expected life in years	3.50 - 4.75	3.00 - 4.25

The following table summarizes the stock option activity for the years ended December 31, 2007 and 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding, December 31, 2005	40,340,010	0.20500	3.32

Options granted	4,138,000	0.28680	4.20

Options reinstated	-	-	-

Options exercised	10,000,000	0.00004	0.62

Options forfeited or expired	41,000	0.32000	4.01

Outstanding, December 31, 2006	34,437,010	0.27420	3.04

Options granted	244,000	0.21574	4.81

Options reinstated	-	-	-

Options exercised	-	-	-

Options forfeited or expired	203,000	0.21911	4.01

Options returned by optionees	32,750,010	0.27267	1.92

Outstanding, December 31, 2007	1,728,000	0.29950	4.69

Options exercisable, December 31, 2007	871,000	0.34750	3.85

Product Warranty

The Company’s product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the years ended December 31, 2007 and 2006, respectively.

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

The identifiable intangible assets presented on the consolidated balance sheet represent the intellectual property that was capitalized post-technological feasibility. Management will continue to monitor and assess any impairment charges against those assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Beginning with the second quarter of 2005, the Company began amortizing its intellectual property costs over a five year period. The amortization amount for the current quarter is calculated based upon the ending balance of intellectual property from the preceding quarter. The amount amortized for the years ended December 31, 2007 and 2006 was $30,200. In addition, the Company impaired $34,986 of intellectual property for the year ended December 31, 2006. Amortization expense for the next five years is expected to be $30,200 in 2008, $2,840 in 2009, and $0 in 2010 through 2012.

The capitalized research and development costs pertain to the development of the Company’s software stack to meet the ZigBee 1.0 standard, which was superseded by ZigBee standard 2006 in September 2006. The ZigBee 2006 standard was not 100% backwards-compatible with the ZigBee 1.0 standard. The Company determined that 30% of its ZigBee 1.0 compatible stack was not transferable to the newer standard and wrote off $173,294 in the fourth quarter. In addition, the Company wrote-off $34,071 of other research and development costs capitalized in the fourth quarter. The Company began amortizing its capitalized research and development costs in the fourth quarter of 2006 over a three-year period, or $33,696 per quarter. The amount amortized for the year ended December 31, 2007 was $134,784. Amortization expense for the next five years is expected to be $134,784 in 2008, $101,089 in 2009, and $0 in 2010 through 2012.

The main components of intangible assets are as follows:

	Year Ended December 31, 2007
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$116,090	$83,050	$33,040
Capitalized Research & Development	404,352	168,479	235,873
Total Intangible Assets	$520,442	$251,529	$268,913

	Year Ended December 31, 2006
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$116,090	$52,850	$63,240
Capitalized Research & Development	404,352	33,696	370,656
Total Intangible Assets	$520,442	$86,546	$433,896

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company’s financial position or results of operations.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” FAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, FAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS No. 156 did not have a material impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to position taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements.” The Company is currently assessing the impact that SFAS 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements - an amendment to ARB No. 51.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, non controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non controlling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and early adoption is prohibited. Accordingly, SFAS No. 141R will be applied by the Company to business combinations occurring on or after January 1, 2009. SFAS No. 160 will be applied prospectively to all non controlling interests, including any that arose before the effective date. The adoption of SFAS No. 160 is not expected to have any impact on the Company’s consolidated financial position and results of operations.

Reclassifications

Certain amounts for the year ended December 31, 2006 have been reclassified to conform to the presentation of the December 31, 2007 amounts. The reclassifications have no effect on net income for the year ended December 31, 2006.

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

NOTE 4-	FIXED ASSETS

Fixed assets consist of the following at December 31, 2007 and 2006:

	2007	2006

Computer and office equipment	$270,090	$174,052

Leasehold improvements	59,634	56,900

Less: accumulated depreciation and amortization	(116,931)	(47,083)

Net book value	$212,793	$183,869

Depreciation expense for the years ended December 31, 2007 and 2006 was $69,848 and $31,419, respectively.

NOTE 5-	DEBT

Notes Payable – Other

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

On April 20, 2005, the Company executed a promissory note for $750,000 to Montgomery Equity Partners, Ltd. Pursuant to the terms of the promissory note, Montgomery Equity Partners disbursed the entire $750,000 to the Company upon the date the note was executed and an additional $250,000 was to be disbursed to the Company after the Company’s common stock commences trading on the Over-the-Counter Bulletin Board. The promissory note was secured by substantially all of the assets of the Company and shares of stock of an affiliate of the Company. The promissory note had a one-year term and accrued interest monthly at 24% per year. The Company had difficulty meeting the payment schedule called for by the promissory note and by virtue of a settlement with the lender, the obligation, which together with interest and liquidated damages totaled $937,500, was repaid by the affiliate’s collateral in September 2007. Over the nearly two year period, it sold a total of 4,019,221 of the 9.4 million pledged shares and realized net proceeds of $937,500.

In September 2005, a former director loaned the Company $100,000 in return for an unsecured demand promissory note. The terms of the note provided for interest at 6.5% per annum. Payment of the note was guaranteed by an affiliate of the Company. On September 19, 2006, the Company issued its promissory note for $100,000 due December 31, 2006 to replace the prior note. The terms of the note provided for interest at 10.0% per annum. The note was secured by 555,555 pledged shares of stock which are held by an escrow agreement pursuant to a written escrow agreement. The parties have engaged in discussions extending the due date but have not reached agreement as of December 31, 2007 although no notice of default has been issued. The negotiations between the parties are continuing.

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

On January 12, 2007 and March 5, 2007, the Company executed promissory notes for $3,491 and $56,573, respectively, to Marcus Perez. The notes were due May 31, 2007 and June 30, 2007, respectively, but have been extended with the consent of the holder to December 31, 2007. Each note bears interest at the rate of 12% per annum. On May 11, 2007 the Company executed a promissory note for $15,000 to Mr. Perez. This note is due within 72 hours of any new significant funding. It is interest-free for 30 days. If not paid within that time, the note bears interest at 12% per annum compounded monthly. On June 6, 2007 the Company executed a promissory note for $25,000 to Mr. Perez. The note bears interest at the rate of 10% per annum and was due July 6, 2007. The note was repaid on June 11, 2007. On August 23, 2007 the Company executed a promissory note for $30,000 to Mr. Perez. The note bears no interest; the Company issued 800,000 warrants exercisable through August 29, 2010 at an exercise price of $0.13 in lieu of interest. The note is due within five days after the Company receives a minimum of $1 million funding. On September 14, 2007 the Company executed a promissory note for $30,000 to Mr. Perez. The note bears no interest; the Company having issued the aforementioned 800,000 warrants exercisable through August 29, 2010 at an exercise price of $0.13 in lieu of interest. The note is due within five days after the Company receives a minimum of $1 million funding. On November 28, 2007, the foregoing notes still outstanding had accrued interest totaling $6,061. The holder agreed to convert the notes and on November 28, 2007 the Company issued 2,832,504 shares of common stock in full payment of principal and accrued interest. On December 10, 2007 the Company executed a promissory note for $44,500 to Mr. Perez. The note bears no interest, the Company having issued 400,000 restricted shares of its common stock and issued 400,000 three-year warrants with an exercise price of $0.05 per share and 300,000 three-year warrants with an exercise price of $0.12 per share. The note is convertible at holder’s option; the conversion price is the five day weighted average closing price of the Company’s stock for the five trading days preceding conversion. The note is due within five business days after the Company receives any funding from an investment group or from generated revenue, whichever first occurs. The parties are continuing to negotiate the final settlement of this note.

On April 3, 2007 the Company executed a promissory note for $100,000 to Memphis Scale Works, Inc. The note bears interest at the rate of 12% per annum. As an inducement to make the loan the Company issued 200,000 restricted shares of its common stock to maker. The note was due May 2, 2007 but is still outstanding. The parties have engaged in discussions extending the due date but have not reached agreement as of December 31, 2007 although no notice of default has been issued.

On May 11, 2007 the Company executed a promissory note for $20,000 to Larry Watkins. The note bore interest at the rate of 10% per annum for the first fifteen days, increasing to 15% per annum thereafter. As an inducement to make the loan the Company issued 20,000 warrants to purchase restricted shares of its common stock to maker exercisable over 18 months at an exercise price of $0.50 per share. The note was due September 30, 2007 but is still outstanding. The parties have engaged in discussions extending the due date but have not reached agreement as of December 31, 2007 although no notice of default has been issued.

On May 11, 2007 the Company executed a promissory note for $20,000 to Robert Noone. The note bore interest at the rate of 12% per annum. As an inducement to make the loan the Company issued 100,000 warrants to purchase restricted shares of its common stock to maker exercisable over 18 months at an exercise price of $0.50 per share. The note was due September 30, 2007 but is still outstanding. The parties have engaged in discussions extending the due date but have not reached agreement as of December 31, 2007 although no notice of default has been issued.

On May 11, 2007 the Company executed a promissory note for $30,000 to Henry Zimmer. The note was interest-free for the first 30 days of its term and subsequently bore interest at the rate of 12% per annum. The note was due with 72 hours of receipt of any new significant financing and is still outstanding.

On June 1, 2007 the Company executed a promissory note for $10,000 to Shekar Viswanathan. The note bore interest at the rate of 10% per annum. The note was due July 6, 2007 but is still outstanding. The parties have engaged in discussions extending the due date but have not reached agreement as of December 31, 2007 although no notice of default has been issued.

On June 1, 2007 the Company executed a promissory note for $25,000 to Lakshminarayana and Anasaya Peesapati. The note bore interest at the rate of 10% per annum. The note was due July 6, 2007. It was paid together with accrued interest of $1,240 on November 28, 2007.

On June 6, 2007 the Company executed a promissory note for $25,000 to Ramamohan Lal Tummala. The note bore interest at the rate of 10% per annum. The note was due July 1, 2007. It was paid together with accrued interest of $1,664 on January 31, 2008.

On June 8, 2007 the Company executed a promissory note for $275,000 to Eric Roderick and Steve Barnes and received $250,000. The note was due 60 days from date. On August 14, 2007, the note was extended to September 7, 2007 in consideration of another $12,500 and 50,000 warrants to purchase common stock. On September 6, 2007, the forgoing obligations were incorporated into a new promissory note for $287,500 due by November 5, 2007. This note bore interest at 12% per annum. As an inducement for making the loan, the Company issued 100,000 warrants to purchase restricted common stock exercisable over two years at a $0.12 exercise price. On November 6, 2007, the Company executed a promissory note replacing the September 5th note. This note was for $287,500 with interest at 12% per annum from September 6, 2007 and was due February 5, 2008. As an inducement for making this extension, the Company issued 100,000 shares of its common stock to the lenders.

On November 26, 2007 the Company executed a promissory note for $112,000 to Jerry Michie. The note bears interest at the rate of 12% per annum. As an inducement to make the loan the Company issued 400,000 restricted shares of its common stock to Mr. Michie. The note is convertible at holder’s option; the conversion price is the five day weighted average closing price of the Company’s stock for the five trading days preceding conversion. The note is due 90 days after date. If the Company fails to repay the note within the time allotted, the Company will issue 1 million shares to the holder and the interest rate will increase to 22% per annum from the due date until the note is repaid.

On December 17, 2007 the Company executed a promissory note for $30,000 to Brad Chisick, Trustee of the Brad Chisick Trust dated 4-26-99. The note was non-interest bearing and was due seven business days from date. As an inducement for making the loan, the Company issued 50,000 restricted shares of its common stock to the maker. The note was repaid on January 4, 2008.

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

The convertible debenture is secured by substantially all of the assets of the Company, pledged shares of stock of three affiliates of the Company, and 13.5 million pledged shares of stock (which are not counted as outstanding shares until converted pursuant to the terms of the Stock Purchase Agreement and Escrow Agreement that were part of this transaction). The pledged shares are held by an escrow agent, who is Montgomery’s general counsel, a partner of Montgomery’s general partner and Montgomery’s attorney of this transaction, pursuant to a written escrow agreement. The convertible debenture has a two-year term and accrues interest monthly at 15% per year. In connection with this transaction, the Company executed an Investor Registration Rights Agreement by which it agreed to file a registration statement with the SEC for at least the pledged shares held by the escrow agent and the 2 million warrants. The registration statement was to be filed within 30 days of the execution of the convertible debenture and declared effective within 90 days of filing. Failure to file or be declared effective within the agreed timeframe subjected the Company to liquidated damages equal to two percent (2%) of the liquidated value of the convertible debenture ($7,000) for each thirty (30) day period after the scheduled filing or effective date deadline. By agreement, the filing and effective date deadlines were extended to April 30, 2007 and July 30, 2007, respectively. The Company filed the registration statement on May 8, 2007. It was never declared effective and was withdrawn with the consent of the debenture holders in February 2008.

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

During 2007, Montgomery converted $380,000 of the debentures and received 4,134,615 shares, leaving a balance due upon maturity of $120,000. The Company was unable to pay the outstanding debentures on December 29, 2007 and was in default under the terms of the debentures. After negotiations, Montgomery converted an additional $66,700 of the debentures on January 28, 2008, receiving 5,210,938 shares, sold $13,300 of the debentures to BARTFAM LLC on January 30, 2008, retaining $40,000 for its own account. See Note 12- Subsequent Events for additional information on the BARTFAM transaction.

Changes in the fair value of the embedded and freestanding warrants with a variable price (derivatives) are calculated at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense). As of December 31, 2007, the fair value of the embedded derivative had decreased to $32,499 and the Company recognized a net gain on derivative for the year of $268,241.

The allocation of the proceeds of the convertible debenture to the warrants with a fixed exercise price and the recognition of the embedded derivative resulted in discounts to the convertible debenture of $109,597 and $240,403, respectively. The discount on debt of $350,000 is being amortized to interest through December 31, 2007 using the effective interest method. The unamortized discount on debt at December 31, 2007 is $0.

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

Changes in the fair value of the embedded and freestanding warrants with a variable price (derivatives) are calculated at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense). As of December 31, 2007, the fair value of the freestanding warrants derivative had decreased to $0 because Montgomery exercised all the warrants during 2007 and the Company recognized a net gain on derivative of $171,821 for the year.

On October 5, 2007, the Company executed a convertible debenture for $500,000 to Golden Gate Investors, Inc. (“Golden Gate”). Pursuant to the terms of the convertible debenture, Golden Gate disbursed $350,000 upon the date the debenture was executed with an additional $150,000 to be disbursed if the volume weighted average price of the Company’s stock was $0.11 or higher for five consecutive trading days within sixty days of the date of the original note. The debenture was convertible at the option of the holder into common shares of the Company at a price per share equal to the lesser of $0.25 per share or 65% of the average of the five lowest volume weighted average price for the twenty trading days preceding conversion. In addition, the Company issued 2,000,000 freestanding warrants exercisable over three years at a fixed strike price of $0.12 per share. The warrants contained a cashless exercise provision.

The convertible debenture was secured by ten million pledged shares of stock of an affiliate of the Company. The pledged shares were held by Golden Gate under an irrevocable stock power. The convertible debenture had a one-year term (extendable at Golden Gate’s option for six months) and accrues interest monthly at 8.75% per year. In the event of default under the note, the interest rate increased to 18.0% per annum and liquidated damages of $126,000 were applicable if the Company failed to pay the accelerated note within three days of the notice of default. As a result of the Company’s default in November 2007, liquidated damages of $126,000 were assessed and the note accrues interest from the date of default at 18.0% per annum.

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, the conversion feature associated with the $350,000 convertible debenture represents an embedded derivative. The Company has recognized the embedded derivative in the amount of $158,807 as a liability in the accompanying consolidated balance sheet and has measured it at its estimated fair value. The Company also recognized a like amount as discount on the debt and will amortize it over the life of the note. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

Fair market value of stock	$0.095
Exercise price	$0.07874
Dividend yield	0.00%
Risk free interest rate	4.00%
Expected volatility	75.13%
Expected life	1 Year

Bridge Loan Derivatives
Between April 16, 2006 and May 5, 2006, five accredited investors accepted the Company’s term sheet for convertible senior secured bridge loans by providing a total of $115,000 cash to the Company. The terms of these bridge loans are: interest at 12% per annum, compounded monthly; repayable in ninety (90) days but the Company has the option of extending for another 30 days for a fee of 8% of the amount provided the Company; these five accredited investors have the option to convert their bridge loans to restricted shares of common stock at an exercise price of the lower of the average closing bid price of the Company’s stock for the five trading days preceding the date of the conversion or the market price of the stock on the trading day preceding the conversion. The Company exercised its option to extend the term for an additional thirty (30) days for these five loans. If the bridge loans are not repaid or converted by the end of their terms plus the optional extension, the Company will pay a penalty of 10% of the dollar value of the amount outstanding; the Company will pay an additional 10% penalty for each quarter thereafter that the bridge loans remain unpaid. These five accredited investors also received warrants to purchase common stock at the ratio of 1 common share for each $2.00 loaned. All warrants have a three year term and an exercise price of $0.50 per share. The warrants and any shares converted have piggyback registration rights. The Company has not repaid the bridge loans and the outstanding balance including accrued interest and penalties is $268,546. As a result of the conversion rights associated with these bridge loans, the Company recorded these bridge loans as a derivative liability valued at $268,532. The loss on this derivative for the year was $14.

NOTE 6-	PROMISSORY NOTES - RELATED PARTY

The Company entered into promissory notes with some of its officers who have amounts outstanding with the Company. These amounts accrue interest at varying rates between 6.0% and 12.0% annually. As of December 31, 2007 and 2006, the Company has $133,580 and $100,130, respectively, outstanding under these notes, plus $35,604 and $21,779, respectively, in accrued interest. With the exception of a promissory note due to an officer in the amount of $40,176 that was due March 31, 2007, the remaining notes are demand notes. All such notes are therefore reflected as current liabilities on the consolidated balance sheets. The notes relate to services rendered or funds loaned to the Company.

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

At December 31, 2007 and 2006, deferred tax assets consist of the following:

	December 31,
	2007	2006
Deferred tax asset	$6,006,000	$3,978,000
Less: valuation allowance	(6,006,000)	(3,978,000)
Total	$-	$-

At December 31, 2007 and 2006, the Company had accumulated deficits in the approximate amount of $17,159,157 and $11,392,641, respectively, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8-	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2007 and 2006 consist of the following:

	December 31,
	2007	2006
Accounts payable	$1,089,970	$850,429
Accrued salaries payable	1,394,215	718,329
Accrued interest payable	288,784	70,615
Accrued payroll & tax liabilities	129,847	67,801
Deferred tax liability (India)	406	363
Total	$2,903,222	$1,707,537

The Company endeavors to pay trade accounts payable as they become due but often is unable to due to cash constraints. In such cases, the Company attempts to negotiate new payment terms with the vendor or extends payment terms unilaterally. At December 31, 2007, one vendor, MindTree Consulting Pvt. Ltd. (“MindTree”), accounted for 30% of the Company’s accounts payable. The Company and MindTree entered into a repayment agreement more fully described in Note 10.

NOTE 9-	STOCKHOLDERS’ EQUITY

The Company has 200,000,000 shares of common stock, par value $0.00004, authorized at December 31, 2007.

At December 31, 2007, the Company has 132,055,795 common shares issued, 14,142,511 shares held in escrow, 1,660,036 shares in treasury, and 116,253,248 shares outstanding.

The following stock transactions occurred in 2007:

On January 1, 2007, the Company issued 100,000 warrants to each of two accredited investors in connection with monies loaned to the Company. The warrants have a strike price of $0.40 and expire on January 1, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

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

On January 29, 2007, the Company issued 30,000 warrants to each of two accredited investors in connection with monies loaned to the Company. The warrants have a strike price of $0.40 and expire on January 29, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

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

On May 11, 2007 the Company issued 50,000 restricted shares to an accredited investor in return for his assistance in raising capital and obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $11,500 at the time of issuance.

On May 11, 2007 the Company issued 100,000 restricted shares to an accredited investor in return for his assistance in raising capital and obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $23,000 at the time of issuance.

On May 11, 2007 the Company issued 20,000 warrants to purchase our common stock exercisable at $0.50 to an accredited investor in connection with his $20,000 loan. The warrants expire November 10, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On May 11, 2007 the Company issued 100,000 warrants to purchase our common stock exercisable at $0.50 to two accredited investors in connection with their $20,000 loan. The warrants expire November 10, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

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

On June 1, 2007 the Company issued 25,000 warrants to purchase our common stock exercisable at $0.50 to two accredited investors in connection with their $25,000 loan. The warrants expire May 31, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On June 1, 2007 the Company issued 10,000 warrants to purchase our common stock exercisable at $0.50 to an accredited investor in connection with his $10,000 loan. The warrants expire May 31, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On June 1, 2007 the Company issued 25,000 warrants to purchase our common stock exercisable at $0.50 to an accredited investor in connection with his $25,000 loan. The warrants expire May 31, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On June 25, 2007 the Company issued 38,462 restricted shares to an accredited investor in return for his assistance in raising capital and obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $7,692 at the time of issuance.

On June 25, 2007 the Company issued 20,000 restricted shares to an accredited investor in return for his assistance in raising capital and obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $4,000 at the time of issuance.

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

On August 29, 2007 the Company issued 800,000 warrants to purchase our common stock exercisable at $0.13 to an accredited investor in lieu of interest for his $60,000 loan. The warrants expire August 29, 2010. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On September 5, 2007 the Company issued 100,000 warrants to purchase our common stock exercisable at $0.12 to two accredited investors in connection with their $250,000 loan. The warrants expire September 5, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On September 19, 2007 the Company issued 1,000,000 warrants to purchase our common stock exercisable at $0.20 to Pan American Relations in connection with shareholder and public relations services. The warrants expire June 19, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company. By action of the board of directors on January 17, 2008, the underlying contract and warrants were cancelled ab initio.

On September 20, 2007 the Company issued 111,703 restricted shares to a former officer in reimbursement for expenses worth $6,702; this included a 50% premium for the restricted shares. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The individual received information concerning the Company and had the ability to ask questions about the Company.

Throughout the quarter ended September 30, 2007, the Company issued 1,068,627 restricted shares of common stock to two accredited investors (one of which is an affiliate of the Company) for cash totaling $140,000. In addition, the Company issued 568,627 warrants to these investors at strike prices ranging between $0.37 and $0.42 per share. The warrants will expire at varying dates from January 8, 2009 through March 9, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On October 5, 2007 the Company issued 2,000,000 warrants to purchase our common stock exercisable at $0.12 to Golden Gate Investors, Inc. in connection with their $350,000 convertible debenture of even date. The warrants expire October 4, 2010. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On October 29, 2007 the Company issued 394,464 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $70,000 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On October 30, 2007 the Company issued 875,000 restricted shares to Leach Travell Britt PC to reward the law firm for its legal work to date and to compensate the firm for continuing to represent the Company as it worked through its financing to pay past due legal fees. The shares were valued at $70,000 when issued. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On October 31, 2007, the Company issued 4,019,221 restricted shares to an affiliate to replace the shares he pledged as security to Montgomery Equity Partners Ltd. in connection with a note payable incurred in May 2005. After the Company’s default on the note and subsequent settlement, Montgomery sold the pledged shares and applied the net proceeds to reduce the debt. Montgomery completed the settlement in September 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption.

On October 31, 2007, the Company issued 1,250,000 restricted shares to Montgomery Equity Partners, Ltd. for the conversion of $80,000 of the $500,000 secured convertible debentures due December 29, 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On November 6, 2007 the Company issued 50,000 shares of our common stock to each of two accredited investors as an inducement for the renewal of their $287,500 loan. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On November 6, 2007 the Company issued 50,000 warrants to purchase our common stock exercisable at $0.12 to each of two accredited investors as an inducement for the renewal of their $287,500 loan. The warrants expire November 5, 2009. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On November 26, 2007 the Company issued 400,000 shares of our common stock to an accredited investor as an inducement for his $112,000 loan to the Company. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On November 28, 2007, the Company issued 2,832,504 restricted shares of stock to an accredited investor to settle notes payable totaling $135,564 plus accrued interest of $6,061. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On November 28, 2007 the Company issued 186,667 restricted shares to an accredited investor in return for his assistance in raising capital and obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $11,200 at the time of issuance.

On November 28, 2007 the Company issued 400,000 shares of our common stock, 400,000 warrants to purchase our common stock exercisable at $0.05 expiring November 28, 2010, and 300,000 warrants to purchase our common stock exercisable at $0.12 expiring November 28, 2010 to an accredited investor as an inducement for his $44,500 loan to the Company. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On November 30, 2007 the Company issued 276,534 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $20,000 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On December 17, 2007 the Company issued 5,000 restricted shares to an accredited investor in return for his assistance in raising capital and obtaining short-term loans to the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was $350 at the time of issuance.

On December 17, 2007 the Company issued 50,000 shares of our common stock to an accredited investor as consideration for his $30,000 loan to the Company. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On December 31, 2007 the Company issued 174,867 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $10,000 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

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

Since inception, the Company has granted post-split options under the 2002 Option Plan representing 58,603,000 shares of which 21,874,990 options have been exercised (no shares exercised in 2007, 10,000,000 shares exercised in 2006, but the shares and underlying options were returned to the Company in 2007 in connection with the Mercatus REPA). Of the total shares exercised, 11,874,990 were exercised as cashless options resulting in 10,877,945 shares of stock. In the cashless exchanges, 997,045 shares of stock were recorded as treasury stock. All of these options were granted to officers and key employees of the Company.

Under the Black-Scholes option pricing model, the total value of the stock options granted in 2005 is reflected for pro forma presentation because the Company followed APB 25 for the expensing of its stock options. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss. The Company implemented SFAS No. 123(R), “Accounting to Stock-Based Compensation” for 2006 and accordingly has expensed all subsequent options granted to employees using the Black-Scholes option-pricing model.

The following tables summarize the Company’s 2002 Option Plan:

	Year Ended December 31, 2007
	Number of Options	Weighted- average exercise price
Outstanding - beginning of period	34,437,010	$0.2742
Granted below fair value	-	-
Granted at fair value	251,000	0.2108
Converted	-	-
Options voluntarily returned to company	32,750,010	0.2727
Non-vested options forfeited	210,000	0.2191
Outstanding - end of period	1,728,000	$0.29950
Exercisable at end of period	871,000	$0.34550

	Year Ended December 31, 2006
	Number of Options	Weighted- average exercise price
Outstanding - beginning of period	40,340,010	$0.2050
Granted below fair value	-	-
Granted at fair value	4,138,000	0.2868
Converted	10,000,000	0.00004
Non-vested options forfeited	41,000	0.3200
Outstanding - end of period	34,437,010	$0.2742
Exercisable at end of period	23,857,510	$0.2637

The following tables summarize the Company’s 2003 Option Plan:

	Year Ended December 31, 2007
	Number of Options	Weighted- average exercise price
Outstanding - beginning of period	400,000	$0.2825
Granted below fair value	-	-
Granted at fair value	-	-
Converted	-	-
Non-vested options forfeited	-	-
Outstanding - end of period	400,000	$0.2825
Exercisable at end of period	400,000	$0.2825

	Year Ended December 31, 2006
	Number of Options	Weighted- average exercise price
Outstanding - beginning of period	400,000	$0.2825
Granted below fair value	-	-
Granted at fair value	-	-
Converted	-	-
Non-vested options forfeited	-	-
Outstanding - end of period	400,000	$0.2825
Exercisable at end of period	400,000	$0.2825

For disclosure purposes, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, which approximates fair value, with the following weighted-average assumptions used for stock options granted in 2005: no annual dividends, volatility of 115.39%, risk-free interest rate of 4.00%, and expected life of 5 years.

The stock options vest over a period of 4 to 6 years upon the granting pursuant to the employees respective employment agreements. The Company anticipates that the remaining options available are anticipated to be held until they are fully vested. For 2007, the average years remaining on the options was 2.50. These represent the weighted average contractual life of the options. If compensation expense for the Company’s stock-based compensation plans had been determined consistent with SFAS 123, the Company’s net income and net income per share including pro forma results would have been the amounts indicated below:

	Year Ended December 31,
	2007	2006
Net loss:
As reported	$(5,661,823)	$(4,796,016)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	-	-
Pro forma	$(5,661,823)	$(4,796,016)
Net loss per share:
As reported
Basic	$(0.06)	$(0.07)
Diluted	$(0.06)	$(0.07)
Pro forma
Basic	$(0.06)	$(0.07)
Diluted	$(0.06)	$(0.07)

The Company issued 5,086,117 and 3,802,763 warrants during the years ended December 31, 2007 and 2006, respectively. These warrants were issued in connection with various private placements of stock with qualified investors. None of the warrants issued during 2006 and 2007 have been exercised.

The Company has the following warrants exercisable for the purchase of its common stock.

		Year Ended December 31,
Exercise Price	Expiration Date	2007	2006
0.50	July 24, 2007	-	60,000
0.53	August 22, 2007	-	7,143
0.51	August 21, 2007	-	4,000
0.53	August 22, 2007	-	10,714
0.53	August 22, 2007	-	10,714
0.51	August 21, 2007	-	4,000
0.51	September 28, 2007	-	4,616
0.24	September 16, 2007	-	41,667
0.48	September 30, 2007	-	4,348
0.50	April 16, 2009	-	10,000
0.50	April 18, 2009	-	10,000
0.50	April 18, 2009	-	12,500
0.50	April 18, 2009	-	12,500
0.50	April 27, 2009	-	12,500
0.50	May 18, 2009	-	577,500
0.45	December 8, 2007	-	50,505
0.45	December 19, 2007	-	20,000
0.45	December 22, 2007	-	50,000
0.49	January 7, 2008	-	33,333
0.44	February 6, 2008	-	21,053
0.43	February 16, 2008	-	44,444
0.43	February 15, 2008	-	11,111
0.43	February 16, 2008	-	11,111
0.43	February 15, 2008	-	22,222
0.41	August 22, 2008	-	40,738
0.40	August 28, 2008	-	266,667
0.43	March 20, 2008	-	88,889
0.45	September 24, 2008	-	36,000
0.41	March 25, 2008	-	10,000
0.43	September 27, 2008	-	133,333
0.42	April 3, 2008	-	2,367
0.40	April 11, 2008	-	13,333
0.40	October 9, 2008	-	781,250
0.40	October 9, 2008	-	781,250
0.40	November 20, 2008	-	133,333
0.42	May 26, 2008	-	47,059
0.42	June 3, 2008	-	4,706
0.41	June 17, 2008	-	75,000
0.39	December 20, 2008	-	142,857
0.40	December 27, 2008	-	100,000
0.40	December 27, 2008	-	100,000
0.42	July 2, 2008	11,764	-
0.42	July 16, 2008	11,628	-
0.42	July 29, 2008	11,628	-
0.42	July 16, 2008	11,765	-
0.40	January 12, 2009	9,310	-
0.42	July 29, 2008	81,395	-
0.65	August 18, 2008	15,000	-
0.48	March 4, 2009	200,000	-
0.40	January 1, 2009	100,000	-
0.40	January 1, 2009	100,000	-
0.40	January 29, 2009	30,000	-
0.40	January 29, 2009	30,000	-
0.50	November 10, 2008	20,000	-
0.50	November 10, 2008	100,000	-
0.50	May 31, 2008	25,000	-
0.50	May 31, 2008	25,000	-
0.50	May 31, 2008	10,000	-
0.50	May 31, 2008	25,000	-
0.42	January 8, 2009	235,294	-
0.37	March 9, 2009	333,333	-
0.13	August 29, 2010	800,000	-
0.12	September 5, 2009	100,000	-
0.05	November 28, 2010	400,000	-
0.12	December 9, 2010	300,000	-
0.12	October 4, 2010	2,000,000	-
0.12	November 5, 2009	100,000	-
	Total Warrants Issued	5,086,117	3,802,763
	Warrants Issued Prior to 2006	-	2,074,856
	Unexercised Warrants Expired in 2007	-	1,861,040
	Total Warrants Outstanding	5,086,117	4,016,579

As a result of the variable-share conversion feature of the December 29, 2005 secured convertible debenture with Montgomery (see Note 5 above), the Company is required to report the fair value of all outstanding warrants as a liability on its balance sheet pursuant to EITF 00-19. The table below summarizes the fair value of all outstanding warrants as of December 31, 2007 and 2006. The fair value of the warrants was determined using the Black-Scholes option pricing model.

	Year Ended December 31,
	2007	2006
Cornell Capital warrants issued April 2005	$-	$139,815
Montgomery Equity Partners warrants issued December 2005	-	109,597
All other warrants issued	62,229	396,771
Total warrants liability	$62,229	$646,183

NOTE 10-	COMMITMENTS AND CONTINGENCIES

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

Lease Agreements

A subsidiary, Airbee Wireless (India) Pvt. Ltd., has entered into a three-year lease agreement for office space in Chennai, India. Monthly rent in the US Dollar equivalent is $5,523. The lease runs from July 2006 through June 2009. The annual lease payments are $69,590 in 2008 and $36,452 in 2009.

Repayment Agreement

MindTree Consulting Pvt. Ltd. (“MindTree”), an India corporation, provided services to the Company under a Time and Materials Contract dated March 30, 2005 (the T&M Contract”). On a monthly basis, MindTree invoiced the Company for work it performed. Payment terms were net 30. The Company was unable to pay the invoices as they became due and, by informal agreement, extended the repayment terms monthly. On December 15, 2005, the Company entered into a written agreement with MindTree by which it agreed to pay MindTree $200,000 on or before December 23, 2005 and $100,000 per month on the last business day of each succeeding month until the outstanding indebtedness of approximately $580,000 was fully paid. The Company’s performance was secured by the software code MindTree developed under the T&M Contract for the ZigBee 1.0 standard. If the Company defaulted in making any payment when due and such default was not cured within five business days after receipt of a notice of default, MindTree would be entitled to co-own the software code, with any revenue the Company realized from the software code during the co-ownership period to be split 50-50 with MindTree. If full payment is made, full ownership of the software code reverts to the Company.

To date, the Company has paid MindTree $275,000 pursuant to this agreement. MindTree has not yet issued any notice of default. By a series of additional agreements, the payment deadline has been extended to May 31, 2008. The Company expects to complete or substantially complete the repayment by the May 31st deadline. MindTree has indicated that if repayment of the indebtedness is substantially complete it will agree to an additional extension of the agreement

Guarantees

As mentioned in Note 6, above, on March 12, 2003 and April 30, 2003, Sundaresan Raja advanced approximately $25,358 and $19,902, respectfully, to Airbee Wireless (India) Pvt. Ltd. (“Airbee India”), the Company’s wholly-owned subsidiary in India. Airbee India has issued Mr. Raja a promissory note due on demand. The note accrues interest at 11.25% per year, which is below the local Indian market rates of 14% to 16%. On June 20, 2005, Mr. Raja advanced approximately $12,679 to Airbee India, which has issued Mr. Raja another demand promissory note. During 2007, Mr. Raja advanced approximately $32,205 to Airbee India, which again has issued Mr. Raja demand promissory notes. These notes accrue interest at 12.0% per year, which is below the local Indian market rates of 14% to 16%. At December 31, 2007, $78,720 was due under the notes, plus accrued interest of $28,184. The Company has guaranteed repayment of the advances.

Litigation

On October 3, 2005, Richard Sommerfeld, Jr., the Company’s former chief financial officer (“Sommerfeld”) filed suit against the Company seeking payment of back salary and other monies due him plus his attorney’s fees as allowed by statute. After discovery proceedings were concluded, plaintiff moved for partial summary judgment on his wage claim and for judgment against the Company on its counterclaims. Plaintiff’s motion was granted. Prior to trial, the parties conducted a mediation mandated under court rules. On July 1, 2007, the parties reached a mediated settlement by which the Company agreed to pay him $500,000 on or before August 14, 2007 and consented to the entry of judgment against it for $700,000 if it failed to make the required payment in time. The Company failed to pay by the due date and after several extensions of time to pay Sommerfeld entered judgment against the Company on September 26, 2007 for $700,000. He has commenced post-judgment enforcement proceedings against the Company but as noted elsewhere in these notes the Company’s assets are subject to prior senior security agreements.

NOTE 11-	GOING CONCERN

As shown in the accompanying consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2007 and 2006. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 12-	SUBSEQUENT EVENTS

Mercatus REPA Terminated

On January 2, 2008 the Company issued a common stock recall notice to Mercatus & Partners Limited (“Mercatus”) which recalled 33,334,000 shares of restricted stock issued to Mercatus pursuant to Section 5.15 of the Restricted Equity Purchase Agreement (“REPA”) executed in May 2007 because Mercatus did not tender the purchase price for the common stock. Mercatus was required to fund the REPA within 30 days of its execution after which the Company had the option to recall the shares. The shares were returned in February 2008.

Chisick Trust Note Payable Paid

The Chisick Trust Note Payable in the amount of $30,000 was paid on January 4, 2008.

Barnes and Roderick Note Payable Converted

The Barnes and Roderick Note Payable dated November 5. 2007 was converted pursuant to its terms on January 18, 2008. Each holder received 4,747,298 shares of restricted stock upon the conversion.

Partial Sale of Montgomery Secured Convertible Debenture

On January 30, 2008 the Company entered into an agreement with BARTFAM, a California Limited Partnership (“Buyer”) and YA Global Investment, L.P., formerly known as Montgomery Equity Partners, L.P. (“Seller”), wherein the Seller agreed to sell a portion of the debenture held by Seller to Buyer for a purchase price of $98,843 (the “Purchase Price”). Along with the Purchase Price, delivery of the debenture being sold, and delivery of the pledged shares held by Seller, the Seller filed a UCC-3 financing statement assigning the Seller’s security interest in the Company’s assets to the Buyer.

BARTFAM Debenture and Warrant Purchase Agreement

On February 6, 2008, Airbee Wireless, Inc. (the “Company”) entered into a Debenture and Warrant Purchase Agreement (the “Purchase Agreement”), effective as of January 30, 2008, with certain investors including BARTFAM, a California limited partnership and certain other affiliated persons named therein (the “Investors”), whereby the Company agreed to sell and issue, and the Investors agreed to purchase, certain secured convertible debentures (the “Debentures”) and warrants to purchase common stock of the Company (the “Warrants”). The Purchase Agreement contemplates the issuance of Debentures and Warrants in three tranches. The first tranche of the working capital loan pursuant to the Purchase Agreement closed on February 6, 2008, at which the Company issued Debentures to the Investors in the principal amount of $500,000, and Warrants to purchase an aggregate of 13,333,500 shares of common stock of the Company. The Purchase Agreement contemplates a second tranche of working capital loan to the Company in the aggregate amount of $500,000, upon the occurrence of certain events that may be waived by the Investors. The Purchase Agreement also contemplates a third tranche of working capital loan to the Company in the maximum aggregate amount of $401,157 at the Investors’ sole discretion following ten (10) days of the closing of the second tranche.

Each Debenture bears interest at a rate of 12% per annum. At the option of the holder of the Debenture, the outstanding principal and accrued but unpaid interest is convertible at any time on or prior to the maturity date of the Debenture, into shares of the Company’s common stock, at a conversion price of $0.02 per share, subject to adjustments as set forth in each Debenture. The Debentures issued in connection with the first tranche have a maturity date of January 30, 2010. The Debenture may not be prepaid by the Company in whole or in part prior to the maturity date of the Debenture, without the prior written consent of the holder of the Debenture. The holder of the Debenture has certain registration rights with respect to the shares of common stock of the Company issuable upon conversion of the Debenture, pursuant to a Registration Rights Agreement dated March 18, 2008. The Debenture is secured by a security interest in all of the assets of the Company pursuant to the terms of the Security Agreement entered into on February 6, 2008, effective as of January 30, 2008, by and among the Company and the investors named therein (the “Security Agreement”). Each Debenture lists certain “Events of Default”, which include, without limitation, any default in the payment of principal of, interest on or other charges in respect of the Debenture as and when they become due and payable, and the Company’s failure to observe or perform any other covenant, agreement or warranty contained in, or otherwise commit any breach or default of any provision of Debenture, the Purchase Agreement or the Security Agreement.

Each Warrant is exercisable to purchase 26,667 shares of the Company’s stock for each dollar of the principal amount of the Debentures. 33.3333% of the shares purchasable upon exercise of the Warrants have a purchase price of $0.10 per share, 33.3333% of the shares purchasable upon exercise of the Warrants have a purchase price of $0.20 per share, and 33.3333% of the shares purchasable upon exercise of the Warrants have a purchase price of $0.30 per share, subject to adjustments as set forth in each Warrant.

The Security Agreement provides for a security interest in all of the Company’s property, to secure all of the obligations of the Company to the Investors, existing as of January 30, 2008, or thereafter incurred, including the Company’s obligations pursuant to the Purchase Agreement, and the Debentures and Warrants issued thereunder. An “Event of Default” under the Debentures constitutes an “Event of Default” under the Security Agreement.

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

The Company has previously identified certain internal control deficiencies that we consider to be material weaknesses. These consist of (1) inadequate communication leading to the untimely filing of a current report with the Securities and Exchange Commission in January 2005 and (2) certain accounting and disclosure matters. The accounting and disclosure deficiencies were: (1) a failure to amortize capitalized intellectual property costs and (2) improper accounting of unearned compensation arising from the issuance of stock options below market value. The accounting deficiencies are principally due to the Company’s transition from a private company to a public reporting company. Prior to going public the Company amortized capitalized intellectual property costs and accounted for unearned compensation arising from the issuance of stock options below market value contrary to the requirements of SFAS 86 and SFAS 123, respectively, as such accounting methods were not required by a private entity. Subsequent to going public, the Company’s controller recognized the necessity to account for these items in accordance with SFAS 86 and SFAS 123. A further disclosure deficiency was presented when a material services agreement with the Company’s investment and strategic advisor with an effective date of March 5, 2007 was not provided to the corporate secretary and the controller until the start of the third calendar quarter and after the Company’s Form 10-QSB for the quarter ended March 31, 2007 had been filed. This agreement required the Company to issue 2 million shares of its common stock as compensation upon the signing of the agreement. It also provided for monthly charges of $7,500 paid in cash or $10,000 paid in restricted stock. The Company issued the two million shares of common stock on July 10, 2007. However, because the signature date of the agreement was deemed to be March 5, 2007 pursuant to its terms, the Company has restated its Form 10-QSB for the quarter ended March 31, 2007, recognizing a liability for stock to be issued in the amount of $510,000 on its balance sheet offset by a prepaid consulting account in the equity section of its balance sheet in the amount of $458,333 and a professional fees - financing expense of $51,667. The Company has also restated its Form 10-QSB for the quarter ended June 30, 2007 to amortize prepaid consulting fees of $125,000 to professional fees in the quarter reducing the balance in the prepaid consulting account to $333,333 and increase the liability for stock to be issued by $30,000 to record the professional fees - financing expense for the quarter arising from this service agreement. The Company has also restated its Form 10-QSB for the quarter ended September 30, 2007 to amortize prepaid consulting fees of $125,000 to professional fees in the quarter reducing the balance in the prepaid consulting account to $208,333.

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

While the Company has implemented an accounts analysis procedure and hired additional personnel, the abovementioned material weaknesses will not be considered remediated until the new internal controls operate for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. The Company expects to complete its analysis by the end of this fiscal year ending December 31, 2008. Costs of the controller and finance manager and the practices implemented thus far are approximately $170,000 per year, consisting mainly of the controller’s and finance manager’s salaries and the public reporting costs of additional disclosure.

Changes in Internal Controls

The addition of a controller, the chartered accountant and the new policies and practices discussed above constitute changes in the Company’s internal control over financial reporting. The new policies and practices were implemented during the fourth quarter of 2006 and have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The new policy and practices arising from the material weakness giving rise to the restatements of the Company’s quarterly reports during 2007 were implemented during the third quarter of 2007 and have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control - Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate separation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Inadequate staffing did not play a role causing the restatements of the Company’s interim reports during 2007. The root cause of the restatements was an officer’s failure to turn over an executed contract in a timely manner which prevented the Company from recognizing and recording the transaction in the proper period and delayed its discovery until after the close of the second calendar quarter. As we are not aware of any other instance in which the Company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualified. Our officers are appointed by our directors.

Our directors and executive officers and their ages are as follows:

Name	Age	Position	Director Since
Sundaresan Raja	45	Chief Executive Officer, Director	2002
E. Eugene Sharer	74	President, Chief Operating Officer, Secretary, Director	2002
Ramanujam Satagopan	43	Vice President & Chief Technology Officer
James H. Dentzer	54	Vice President & Chief Accounting Officer
V.V. Sundaram	68	CEO, Airbee Wireless (India) Pte Ltd.
Mal Gurian	81	Director	2005

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

James H. Dentzer. Mr. Dentzer joined us in May 2005 as our Controller and was promoted to Vice President and Chief Accounting Officer in July 2007. He comes to us from Intellibridge Corporation where he served as Chief Financial Officer. Intellibridge specialized in collection and analysis of open source geo-political and economic information for organizations within the US intelligence community, military commands, foreign sovereigns, and Fortune 500 companies. Prior to Intellibridge, Mr. Dentzer served as Director of Finance and Administration for Adler Media, Inc., a worldwide distributor of television documentaries. Earlier, Mr. Dentzer, who is a licensed attorney as well as a CPA, practiced law in New York and the District of Columbia. He holds a JD from Pace University School of Law and a BA from Oberlin College.

Mal Gurian. Mr. Gurian has served as a Director of the Company since January 1, 2005. Since 2002, he has served as President of Mal Gurian Associates, LLC. He has previously served as President of Cellcom Cellular Corporation of New Jersey from 1989 to 1991. From 1991 through 1993 he served as Chief Executive Officer and Director of Universal Cellular Corporation. From 1994 through 1997 he served as Chairman of the Board and Chief Executive Officer of GlobalLink Communications, Inc. From 1995 through 2002 he served as Chairman, Chief Executive Officer and President of Authentix Network, Inc and SimplySay, Inc. Mr. Gurian has served as a corporate and strategic advisor to major corporations like OKI, Sony, TRW, and the Communications Division of Murata. While President and a Director of OKI Telecom’s Cellular Telephone Division, the world’s first manufacturer of a cellular telephone, Mr. Gurian was responsible for OKI receiving the first FCC type certification for a cellular telephone. He is President Emeritus of the Radio Club of America and the recipient of the club's Sarnoff Citation, the Special Service Award and the Fred Link Mobile Award. He is also the recipient of the National Association of Business and Educational Radio's (now PCIA) highest honor, the Chairman's Award. Mr. Gurian was previously on the Boards of Northeast Digital Network and RangeStar International. He is a 1995 recipient of the Popov Scientific Society Medal from the St. Petersburg Electrotechnical University in St. Petersburg, Russia. Mr. Gurian is listed in Marquis Who's Who in America and Who's Who in the World and in May 2003, was inducted into the RCR Wireless Hall of Fame.

Audit Committee

The Company does not presently have an audit committee or an audit committee financial expert on its Board of Directors. The Company has not generated sufficient revenue from its operations nor had the financial ability to attract the requisite Board expertise. We intend to establish an Audit Committee in 2008.

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

•	Integrity – We do the right thing without compromise and in the highest ethical manner.
•	Honesty– We are open, transparent, and truthful and avoid any conflict of interest.
•	Trust– Our word is good and we adhere to our commitments.
•	Commitment– We strive to deliver superior product performance and achieve personal excellence and self-improvement.
•	Global Citizenship– As an international company, we comply with the applicable laws and regulations that govern our activities wherever we do business.
•	Accountability– We accept the consequences of our actions, admit to our mistakes and quickly rectify them.
•	Responsible Leadership– We manage our business responsibly in order to earn and maintain the confidence, respect and trust of our shareholders, business partners and colleagues.

The Code of Ethics may also be viewed at the Company’s website (www.airbeewireless.com) and is available at no cost by contacting the Company’s executive offices.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission (“SEC”). Officers, directors, and greater than ten percent beneficial owners are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2007 appear to have been complied with to the best of our knowledge, except that V.V. Sundaram filed a late Form 4 report on April 3, 2008.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information with respect to all compensation paid or earned for services rendered to the Company during the last fiscal year by our named executive officers who were executive officers of the Company during the years ended December 31, 2007 and 2006 (all of the individuals named in the following table are collectively defined as “Named Executive Officers”).

Summary Compensation Table

Name & Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Sundaresan Raja Principal Executive Officer	2007	175,000	50,000	-	-	-	-	-	225,000
	2006	175,000	50,000	-	-	-	-	-	225,000
E. Eugene Sharer President & COO	2007	150,000	50,000	-	-	-	-	-	200,000
	2006	150,000	50,000	-	-	-	-	-	200,000
James H. Dentzer VP & Chief Accounting Officer	2007	110,000	-	-	-	-	-	-	110,000
	2006	95,000	-	-	60,479	-	-	-	155,479
Srinivasan Krishnamurthy VP, Business Development	2007	81,027	20,205	-	-	-	-	-	101,232
	2006	100,000	25,000	-	-	-	-	-	125,000
V.V. Sundaram CEO, Airbee India	2007	100,000	30,000		-	-	-	-	130,000
	2006	100,000	30,000	-	-	-	-	-	130,000

Outstanding Equity Awards at Fiscal Year End Table

The table below sets forth information concerning the outstanding equity awards granted to the named executive officers at December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sundaresan Raja	-	-	-	$-		-	$-	-	$-
E. Eugene Sharer	-	-	-	$-		-	$-	-	$-
James H. Dentzer	187,500	62,500	-	$0.39	11/01/10	-	$-	-	$-
	350,000	350,000	-	$0.17	11/14/11	-	$-	-	$-
Srinivasan Krishnamurthy	-	-	-	$-		-	$-	-	$-
V.V. Sundaram	-	-	-	$-		-	$-	-	$-

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

On January 1, 2007, we renewed the employment agreements for Sundaresan Raja, our CEO, and E. Eugene Sharer, our President, COO, Secretary and Interim CFO for one year with no changes in the terms. On January 1, 2008, these two employment agreements were renewed for another one year term without any changes to base salaries or other compensation.

Each executive officer may terminate his employment agreement without cause by agreement with the Company; the Company remains responsible for all compensation due up to the date of such termination. We may terminate each agreement at any time for “cause” or in the event of the executive officer’s death or disability. If we terminate for “cause,” our obligations to such executive officer cease after the termination process is complete. During the period of the executive’s employment he shall not, directly or indirectly, accept employment or compensation from, or perform services of any nature for, any business enterprise other than Airbee. He agrees that during the period of his employment and for two years (unless he is terminated without cause in which case this covenant will not apply) thereafter, he will not (a) directly or indirectly own, manage, operate, join, control, participate in, invest in, or otherwise be connected with, in any manner, whether as an officer, director, employee, partner, investor or otherwise, any business entity that is engaged in the technology industry or in any other business in which Airbee is engaged as of termination, (1) in all locations in which Airbee is doing business, and (2) in all locations in respect of which Airbee is actively planning for and/or pursuing a business opportunity; (b) for himself or on behalf of any other person, partnership, Airbee or entity, call on any customer of Airbee for the purpose of soliciting, diverting or taking away any customer from Airbee (1) in all locations in which Airbee is doing business, and (2) in all locations in respect of which Airbee is actively planning for and/or pursuing a business opportunity, or (c) induce, influence or seek to induce or influence any person engaged as an employee, representative, agent, independent contractor or otherwise by Airbee, to terminate his or her relationship with Airbee. Nothing contained in the agreements shall be deemed to prohibit the executive from (x) investing his funds in securities of an issuer if the securities of such issuer are listed for trading on a national securities exchange or are traded in the over-the-counter market and his holdings therein represent less than 2% of the total number of shares or principal amount of the securities of such issuer outstanding, or (y) owning securities, regardless of amount, of Airbee.

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

(2) Revenue (30%): Targets as provided in annual financial projections; and

(3) Job Performance Objectives (30%): Targeted eight per year as set by the Board of Directors.

If an employee achieves over 100% of target, he then receives a proportional amount to a limit of 150% of then current base salary. If he achieves 100% of target, he then receives 100% of category bonus. If he achieves 75% of target, he then receives 60% of category bonus. If he achieves 50% of target, he then receives 30% of category bonus.

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

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Mal Gurian	-	-	-	-	-	-	-

Mr. Gurian was granted options to purchase 150,000 shares of common stock at $0.22 per share on January 1, 2005 and 250,000 shares of common stock at $0.32 per share on January 1, 2006. The options vested over 12 months in four equal installments. The options expire five years after the date of issue.

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

The percentage of beneficial ownership for the following table is based on 116,253,248 shares of common stock outstanding (net of 14,142,411 non-voting shares held in escrow), 9,102,696 warrants and 1,728,000 exercisable stock options. The total is 127,083,944 shares.

Unless otherwise indicated below, to our knowledge, all persons and entities listed below have sole voting and investment power over their shares of common stock, except to the extent that individuals share authority with spouses under applicable law. Unless otherwise indicated below, the address for the persons and entities listed below is 9400 Key West Avenue, Rockville, Maryland 20850.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Sundaresan Raja (1)	12,989,022	10.22%
E. Eugene Sharer (2)	2,773,820	2.18%
Ramanujam Satagopan (3)	3,620,071	2.85%
Srinivasan Krishnamurthy	890,308	0.70%
James H. Dentzer (4)	558,604	0.44%
V.V. Sundaram (5)	1,404,668	1.11%
Mal Gurian (6)	400,000	0.31%
All Directors & Officers as a Group (7 Persons)	22,636,493	17.81%
Marcus Perez (7) 8520 Reche Canyon Road Colton, CA 92324	8,608,658	6.77%
Henry & Catherine Zimmer (8) 1255 Victoria Avenue Victoria, British Columbia V85 4P3 Canada	8,062,500	6.34%
______________________
(1)	Includes 1,200,000 shares pledged as security for the December 29, 2005 secured convertible debenture with Montgomery Equity Partners.
(2)	Includes 126,472 shares pledged as security for the December 29, 2005 secured convertible debenture with Montgomery Equity Partners.
(3)	Includes 405,405 shares pledged as security for the December 29, 2005 secured convertible debenture with Montgomery Equity Partners.
(4)	Includes 187,500 shares of common stock underlying options exercisable at $0.39 per share and 350,000 shares underlying options exercisable at $0.17 per share.
(5)	Includes 333,333 warrants to purchase shares of common stock exercisable at $0.37 per share expiring on March 9, 2009
(6)	Includes 150,000 shares underlying options exercisable at $0.22 per share and 250,000 shares underlying options exercisable at $0.32 per share.
(7)
Includes 6,045,230 shares owned plus 2,563,428 warrants to purchase shares of common stock with exercise prices ranging between $0.05 and $0.50 expiring at various dates from May 31, 2008 through December 9, 2010.

(8)
Includes 5,195,833 shares owned plus 2,866,667 warrants to purchase shares of common stock with exercise prices ranging between $0.40 and $0.50 expiring at various dates from February 28, 2008 through May 18, 2009.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has received loans from several of its officers. The Company has entered into promissory notes with some of its officers as described below. These amounts accrue interest at 11.25% and 12.0% annually. As of December 31, 2007, the Company has outstanding under these notes, including accrued interest as described in the table below. The Company has guaranteed payment of the promissory notes due Sundaresan Raja.

	Principal	Accrued Interest	Total
Sundaresan Raja	$78,721	$28,184	$106,905
Ramanujam Satagopan	60,565	1,360	61,925
	$139,286	$29,544	$168,830

ITEM 13. EXHIBITS

(a)	Exhibits

Exhibit No.	Description	Location

3.1	Certificate of Incorporation, dated August 9, 2002 of Registrant	(1)

3.2	Certificate of Amendment (forward split)	(1)

3.3	By-Laws of Registrant	(1)

4.1	Equity Incentive Plan	(1)

4.2	Form of Promissory Note	(1)

4.3	Outside Director Stock Option Plan	(2)

4.4	Secured Convertible Debenture, dated December 29, 2005, and related financing documents and pledge agreements	(5)

4.5	Agreement, dated October 19, 2005 between Cornell Capital Partners, L.P. and Airbee Wireless, terminating the Standby Equity Distribution Agreement, the Registration Rights Agreement, and the Escrow Agreement, each dated April 20, 2005.	(6)

4.6	Amendment No. 1 to Investor Registration Rights Agreement between Montgomery Equity Partners, Ltd. and Airbee Wireless, Inc., dated July 14, 2006 amending the Investor Registration Rights Agreement dated December 29, 2005.	(8)

4.7	Amendment No. 2 to Investor Registration Rights Agreement between Montgomery Equity Partners, Ltd. and Airbee Wireless, Inc., dated July 14, 2006 amending the Investor Registration Rights Agreement dated December 29, 2005.	(8)

4.8	Amendment No. 1 to Pledge and Escrow Agreement between Montgomery Equity Partners, Ltd. and Airbee Wireless, Inc., dated July 14, 2006 amending the Pledge and Escrow Agreement dated December 29, 2005.	(8)

4.9	Amendment No. 1 to Insider Pledge and Escrow Agreement between Montgomery Equity Partners, Ltd. and Airbee Wireless, Inc., dated July 14, 2006 amending the Insider Pledge and Escrow Agreement dated December 29, 2005.	(8)

4.10	Amendment No. 1 to Security Agreement between Montgomery Equity Partners, Ltd. and Airbee Wireless (India) Pvt. Ltd., dated July 14, 2006 amending the Security Agreement dated December 29, 2005.	(8)

4.11	Amended and Restated Secured Convertible Debenture between Montgomery Equity Partners, Ltd. and Airbee Wireless, Inc., dated April 5, 2007, amending the Secured Convertible Debenture dated December 29, 2005.	(9)

4.12	Amendment No. 3 to Investor Registration Rights Agreement between Montgomery Equity Partners, Ltd. and Airbee Wireless, Inc., dated April 5, 2007 amending the Investor Registration Rights Agreement dated December 29, 2005.	(9)

4.13	Secured Convertible Debenture between Montgomery Equity Partners, Ltd. and Airbee Wireless, Inc., dated April 5, 2007 for $150,000.	(9)

4.14	8.75% Convertible Note and related financing documents and pledge agreement dated October 5, 2007 between Golden Gate Investors, Inc. and Airbee Wireless, Inc.	(10)

10.3	Employment Agreement, dated April 1, 2005 between Ramanujam Satagopan and Airbee Wireless.	(6)

10.4	Employment Agreement, dated May 16, 2005 between V. V. Sundaram and Airbee Wireless.	(6)

10.5	Lease Agreement	(1)

10.6	Corrected Employment Agreement, dated January 1, 2006 between Sundaresan Raja and Airbee Wireless	(7)

10.7	Corrected Employment Agreement, dated January 1, 2006 between Eugene Sharer and Airbee Wireless.	(7)

10.8	Software License Agreement with Radiocrafts AS, dated April 25, 2005	(8)

10.9	Software License Agreement with Compel JSC, dated December 20, 2005	(8)

10.10	Software License Agreement Extension with Radiocrafts AS, dated April 25, 2006	(8)

10.11	Software License Agreement with SoftBaugh, Inc., dated August 19, 2005	(8)

10.12	Software License Agreement with Texas Instruments Incorporated, dated July 13, 2005	(8)

10.13	Software License Agreement with Zentrum Mikroeletronik Dresden AG, dated January 14, 2006	(8)

14.0	Code of Ethics	(3)

21.1	Subsidiaries of Registrant	(1)

31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer	(4)

31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer	(4)

32.1	Section 1350 Certification of Principal Executive Officer	(4)

32.2	Section 1350 Certification of Principal Financial Officer	(4)

(1)	Previously filed on Form 10SB Registration Statement.

(2)	Filed on Form 8-K Current Reported filed with the SEC on March 15, 2005.

(3)	Previously filed on Amendment No. 1 to Form 10-KSB Annual Report for year ended December 31, 2004.

(4)	Included herewith

(5)	Filed on Form 8-K Current Report filed with the SEC on January 5, 2006

(6)	Filed with Form 10-KSB for December 31, 2005 filed with the SEC on April 17, 2006

(7)	Filed with Form 10-QSB for March 31, 2006 filed with the SEC on May 15, 2006

(8)	Filed with Form 10-KSB/A for December 31, 2005 filed with the SEC on October 4, 2006

(9)	Filed on Form 8-K Current Report filed with the SEC on April 11, 2007

(10)	Filed on Form 8-K Current Report filed with the SEC on October 12, 2007

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed by Bagell, Josephs, Levine & Company, LLC were as follows:

	2007	2006
Audit Fees	$64,320	$58,348
Audit Related Fees	$—	$—
Tax Fees	$—	$5,000
All Other Fees	$13,100	$17,250

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

AIRBEE WIRELESS, INC.

By	/s/Sundaresan Raja
Name:	Sundaresan Raja
Title:	Chief Executive Officer

Date:	April 7, 2008

In accordance with the requirements of the Exchange Act this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

SIGNATURE	TITLE	DATE

/s/ Sundaresan Raja	Chief Executive Officer, Principal Executive Officer and Director	April 7, 2008
Sundaresan Raja

/s/ E. Eugene Sharer	President, Chief Operating Officer, Interim Chief Financial Officer and Director	April 7, 2008
E. Eugene Sharer

/s/ V. V. Sundaram	Chief Executive Officer, Airbee India	April 7, 2008
V. V. Sundaram

/s/Mal Gurian	Director	April 7, 2008
Mal Gurian

/s/ James H. Dentzer	Chief Accounting Officer	April 7, 2008
James H. Dentzer