Form 10KSB/A
period 2007-12-31
Airbee Wireless, Inc.
filed 2008-04-22
CIK 1297533

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB of Airbee Wireless, Inc. (the “Company”) for the fiscal year ended December 31, 2007 is to include disclosure regarding Henry and Catherine Zimmer’s loans to the Company which was inadvertently omitted from the Notes Payable - Other section of Note 5 - Debt to the Financial Statements beginning on page 54 of the initial Form 10-KSB filing. The Notes Payable - Other section of Note 5 - Debt is restated in its entirety below. No other changes are being made by this Amendment No. 1.

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

On May 18, 2006, Henry and Catherine Zimmer, two accredited investors, accepted the Company’s term sheet for senior secured bridge loans by providing $385,000 cash to the Company. The terms of this bridge loan were: interest at 12% per annum, compounded monthly; payable in ninety (90) days, the Company having the option of extending for another 30 days for a fee of 8% of the amount provided the Company. The indebtedness is secured by the Company’s assets. The Company exercised its option to extend the term for an additional thirty (30) days. If the loan was not repaid by the end of its term plus the optional extension, the Company agreed to pay a penalty of 10% of the dollar value of the amount outstanding; the Company further agreed to pay an additional 10% penalty for each quarter thereafter that the loan remained unpaid. These accredited investors also received 577,500 warrants to purchase common stock at the ratio of 1.5 common shares for each $1.00 loaned. The warrants have a three year term and an exercise price of $0.50 per share. These accredited investors made subsequent loans to the Company totaling $215,000 which were added to this bridge loan on the same terms and conditions between December 15, 2006 and February 28, 2007. In addition, the Company issued a total of 2,022,500 warrants to purchase common stock. These warrants have an exercise price of $0.40 per share and expire at various dates through January 29, 2009. The Company has not repaid these loans and the outstanding balance including accrued interest and penalties is $1,245,952.

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

On January 12, 2007 and March 5, 2007, the Company executed promissory notes for $3,491 and $56,573, respectively, to Marcus Perez. The notes were due May 31, 2007 and June 30, 2007, respectively, but were extended with the consent of the holder to December 31, 2007. Each note bears interest at the rate of 12% per annum. On May 11, 2007 the Company executed a promissory note for $15,000 to Mr. Perez. This note was due within 72 hours of any new significant funding. It was interest-free for 30 days. If not paid within that time, the note bore interest at 12% per annum compounded monthly. On June 6, 2007 the Company executed a promissory note for $25,000 to Mr. Perez. The note bore interest at the rate of 10% per annum and was due July 6, 2007. The note was repaid on June 11, 2007. On August 23, 2007 the Company executed a promissory note for $30,000 to Mr. Perez. The note bore no interest; the Company issued 800,000 warrants exercisable through August 29, 2010 at an exercise price of $0.13 in lieu of interest. The note was due within five days after the Company received a minimum of $1 million funding. On September 14, 2007 the Company executed a promissory note for $30,000 to Mr. Perez. The note bore no interest; the Company having issued the aforementioned 800,000 warrants exercisable through August 29, 2010 at an exercise price of $0.13 in lieu of interest. The note was due within five days after the Company received a minimum of $1 million funding. On November 28, 2007, the foregoing notes still outstanding had accrued interest totaling $6,061. The holder agreed to convert the notes and on November 28, 2007 the Company issued 2,832,504 shares of common stock in full payment of principal and accrued interest. On December 10, 2007 the Company executed a promissory note for $44,500 to Mr. Perez. The note bore no interest, the Company having issued 400,000 restricted shares of its common stock and issued 400,000 three-year warrants with an exercise price of $0.05 per share and 300,000 three-year warrants with an exercise price of $0.12 per share. The note is convertible at holder’s option; the conversion price is the five day weighted average closing price of the Company’s stock for the five trading days preceding conversion. The note is due within five business days after the Company receives any funding from an investment group or from generated revenue, whichever first occurs. The parties are continuing to negotiate the final settlement of this note.

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

On June 8, 2007 the Company executed a promissory note for $275,000 to Eric Roderick and Steve Barnes and received $250,000. The note was due 60 days from date. On August 14, 2007, the note was extended to September 7, 2007 in consideration of another $12,500 and 50,000 warrants to purchase common stock which were expensed. On September 6, 2007, the forgoing obligations were incorporated into a new promissory note for $287,500 due by November 5, 2007. This note bore interest at 12% per annum. As an inducement for making the loan, the Company issued 100,000 warrants to purchase restricted common stock exercisable over two years at a $0.12 exercise price. On November 6, 2007, the Company executed a promissory note replacing the September 5th note. This note was for $287,500 with interest at 12% per annum from September 6, 2007 and was due February 5, 2008. As an inducement for making this extension, the Company issued 100,000 shares of its common stock to the lenders. The note was converted on January 18, 2008.

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

Date: April 21, 2008

In accordance with the requirements of the Exchange Act this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

SIGNATURE	TITLE	DATE

/s/ Sundaresan Raja	Chief Executive Officer, Principal Executive Officer and Director	April 21, 2008
Sundaresan Raja

/s/ E. Eugene Sharer	President, Chief Operating Officer, Interim Chief Financial Officer and Director	April 21, 2008
E. Eugene Sharer

/s/ V. V. Sundaram	Chief Executive Officer, Airbee India	April 21, 2008
V. V. Sundaram

/s/Mal Gurian	Director	April 21, 2008
Mal Gurian

/s/ James H. Dentzer	Chief Accounting Officer	April 21, 2008
James H. Dentzer