Form 10-Q
period 2008-03-31
Airbee Wireless, Inc.
filed 2008-05-20
CIK 1297533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to    .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 118,431,763 shares of Common Stock par value of $0.00004 as of May 12, 2008.

Transitional Small Business Disclosure Form (check one): Yes ☐ No ☑

AIRBEE WIRELESS, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2008	2007
Current Assets:
Cash and cash equivalents	$80,157	$1,925
Accounts receivable, net	-	89,960
Deferred financing costs - current	344,154	-
Prepaid expenses and other current assets	31,459	4,589

Total Current Assets	455,770	96,474

Fixed assets, net of depreciation	211,086	212,793

Intangible assets	227,666	268,913
Deferred financing costs	306,010	79,265
Other assets	75,451	68,656
	609,127	416,834

TOTAL ASSETS	$1,275,983	$726,101

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Notes payable - related party	$59,483	$133,580
Notes payable - other	1,903,817	2,024,952
Litigation liability	735,863	718,411
Fair value of derivatives	374,304	458,167
Convertible debentures, net of discount	105,798	484,892
Warrants liability	709,940	62,229
Liability for stock to be issued	-	10,000
Accounts payable and accrued expenses	2,899,546	2,903,222

Total Current Liabilities	6,788,751	6,795,453

Long-term Liabilities:
Convertible debentures, net of discount	780,010	-

Total Liabilities	7,568,761	6,795,453

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.00004 Par Value; 200,000,000 shares authorized;
125,802,157 and 132,055,795 shares issued; 14,142,511 and 14,142,511
shares held in escrow; and 109,999,610 and 116,253,248 shares outstanding	4,400	4,650
Additional paid-in capital	12,175,179	15,625,500
Unearned compensation	(6,105)	(6,660)
Prepaid consulting	-	(83,333)
Other accumulated comprehensive income	103,205	63,938
Shares issued for deferred financing, net of $3,450,069 discount	-	(4,216,751)
Accumulated deficit	(18,271,918)	(17,159,157)
	(5,995,239)	(5,771,813)
Less: treasury stock, 1,660,036 and 1,660,036 shares at cost	(297,539)	(297,539)
Total Stockholders' Deficit	(6,292,778)	(6,069,352)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,275,983	$726,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

		Restated
	2008	2007

OPERATING REVENUES
Sales	$-	$20,790

COST OF SALES	-	-

GROSS PROFIT	-	20,790

OPERATING EXPENSES
Compensation and professional fees	814,789	527,115
Stock option compensation expense	-	469
Research and development	25,000	4,842
Selling, general and administrative expenses	158,770	202,094
Depreciation and amortization	120,041	55,685
Total Operating Expenses	1,118,600	790,205

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,118,600)	(769,415)

OTHER INCOME (EXPENSE)
Fair value adjustments on derivatives and warrants	282,809	(290,818)
Other income	21,936	18,959
Interest expense	(298,906)	(206,378)
Total Other Income (Expense)	5,839	(478,237)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,112,761)	(1,247,652)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,112,761)	$(1,247,652)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	101,252,664	80,594,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

		Restated
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,112,761)	$(1,247,652)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Depreciation and amortization	60,280	55,685
Common stock and warrants issued for services	243,249	137,730
Liability for stock to be issued for services	-	10,000
Forgiveness of debt	(21,936)	-
Gain on valuation of derivatives	(282,809)	290,818
Amortization of derivative discounts	-	43,750
Stock option compensation expense 123R	-	469
Amortization of financing costs	59,761	3,864
Gain on foreign currency translations	39,267	19,471
Amortization of unearned compensation	555	3,992
Extension and late payment fees on bridge loans	201,028	85,065
Litigation settlement	17,452	-
Amortization of prepaid consulting	83,333	41,667
Excess tax benefits from share-based payment arrangement	-	(164)

Changes in assets and liabilities
Decrease (Increase) in accounts receivable	89,960	(10,395)
Decrease (Increase) in prepaid expenses and other current assets	(26,870)	21,038
(Increase) in other assets	(6,795)	(1,031)
Increase in accounts payable and accrued expenses	36,687	258,333
Total adjustments	493,162	960,292

Net cash (used in) operating activities	(619,599)	(287,360)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(17,326)	(62,145)

Net cash (used in) investing activities	(17,326)	(62,145)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

		Restated
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issuances	$-	$70,000
Proceeds from convertible debentures	780,010	-
Proceeds from notes payable - other	80,100	200,064
(Payments of) notes payable - other	(55,000)	-
Proceeds from (Payments of) notes payable - related party, net	(89,953)	19,979
Excess tax benefits from share-based payment arrangement	-	164

Net cash provided by financing activities	715,157	290,207

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	78,232	(59,298)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	1,925	59,298

CASH AND CASH EQUIVALENTS - END OF PERIOD	$80,157	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$7,355	$13,125
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Common stock and warrants issued for services	$243,249	$137,730

Stock options vested during period	$-	$469

Common stock returned upon cancellation of deferred financing, net of discount	$4,216,751	$-

Warrants converted to liability	$807,209	$420,546

Conversion of note payable - other and accrued interest to common stock	$311,651	$60,225

Use of pledged collateral for settlement of note payable and accrued interest	$-	$59,030

Conversion of related party notes payable, accrued salaries payable and accrued interest to common stock	$-	$40,266

Liability for stock to be issued for prepaid consulting fees	$-	$500,000

Liability for stock to be issued for services	$(10,000)	$10,000

Conversion of accrued interest (included in accounts payable and accrued expenses) to common stock	$12,571	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

GENERAL

1.	Basis of Presentation

The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2007 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

2.	Presentation of Financial Statements

The condensed consolidated financial statements include the accounts of Airbee Wireless, Inc. (the “Company”) and its wholly owned subsidiary Airbee Wireless (India) Pvt. Ltd., located in India, for the three months ended March 31, 2008 and 2007, respectively. All significant inter-company accounts and transactions have been eliminated in consolidation. Accounts denominated in non-U.S. currencies have been re-measured using the U.S. Dollar as the functional currency.

The condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $18.27 million as of March 31, 2008. The Company's operations have been financed primarily through a combination of issued equity and debt. For the three months ended March 31, 2008, the Company had a net loss of approximately $1,113,000 and cash used in operations of approximately $620,000.

3.	Use of Estimates

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

4.	Fixed Assets

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

5.	Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at March 31, 2008 and 2007 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred losses since inception as a result of funding its research and development, including the development of its intellectual property portfolio which is key to its core products.

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2008	March 31, 2007

Net Loss	($1,112,761)	($1,247,652)

Weighted-average common shares outstanding (Basic)	101,252,664	80,594,953

Weighted-average common stock Equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	101,252,664	80,594,953

6.	Stock-Based Compensation

Effective December 31, 2005, the Company adopted the provisions of Financial Accountings Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated. The Company recognized stock-based compensation awards issued under the Company’s stock option plans in the stock option compensation expense line item of the Condensed Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company’s financial statements.

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

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. Amortization expense for the nine months ended March 31, 2008 and 2007 was $555 and $3,992, respectively.

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

The following table summarizes the stock option activity for the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding, December 31, 2007	1,728,000	0.29950	4.69

Options granted	-	-	-

Options reinstated	-	-	-

Options exercised	-	-	-

Options cancelled	-	-	-

Options forfeited or expired	-	-	-

Outstanding, March 31, 2008	1,728,000	0.29950	3.70

Options exercisable, March 31, 2008	907,250	0.49220	3.04

7.	Goodwill and Other Intangible Assets

The identifiable intangible assets presented on the condensed consolidated balance sheet represent the intellectual property that was capitalized post-technological feasibility. Management will continue to monitor and assess any impairment charges against those assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Beginning with the second quarter of 2005, the Company began amortizing its intellectual property costs over a five year period. The amortization amount for the current quarter is calculated based upon the ending balance of intellectual property from the preceding quarter. The amount amortized for the three months ended March 31, 2008 and 2007 was $7,550 and $7,550, respectively.

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

The main components of intangible assets are as follows:

	Three Months Ended March 31, 2008
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$116,090	$90,600	$25,490
Capitalized Research & Development	404,352	202,176	202,176
Total Intangible Assets	$520,442	$292,776	$227,666

	Year Ended December 31, 2007
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$116,090	$83,050	$33,040
Capitalized Research & Development	404,352	168,479	235,873
Total Intangible Assets	$520,442	$251,529	$268,913

Amortization expense for the next five years ending March 31 are expected to be as follows: $161,366 in 2009; $66,300 in 2010, and $0 in 2011 through 2013.

8.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

In February 2008, FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”) was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's consolidated financial statements. See Note 12 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

On January 1, 2008 (the first day of fiscal 2008), the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the Company's Condensed Consolidated Financial Statements as the Company did not elect the fair value option for any instruments existing as of the adoption date. However, the Company will evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS No. 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, now derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s future financial position or results of operations.

9.	Debt

Notes Payable - Other

In September 2005, a former director loaned the Company $100,000 in return for an unsecured demand promissory note. The terms of the note provided for interest at 6.5% per annum. Payment of the note was guaranteed by an affiliate of the Company. On September 19, 2006, the Company issued its promissory note for $100,000 due December 31, 2006 to replace the prior note. The terms of the note provided for interest at 10.0% per annum. The note was secured by 555,555 pledged shares of stock which are held by an escrow agreement pursuant to a written escrow agreement. The parties have engaged in discussions extending the due date but have not reached agreement as of May 20, 2008 although the holder issued a demand letter in March 2008. The negotiations between the parties are continuing.

On May 18, 2006, Henry and Catherine Zimmer, two accredited investors, accepted the Company’s term sheet for senior secured bridge loans by providing $385,000 cash to the Company. The terms of this bridge loan were: interest at 12% per annum, compounded monthly; payable in ninety (90) days, the Company having the option of extending for another 30 days for a fee of 8% of the amount provided the Company. The indebtedness is secured by the Company’s assets. The Company exercised its option to extend the term for an additional thirty (30) days. If the loan was not repaid by the end of its term plus the optional extension, the Company agreed to pay a penalty of 10% of the dollar value of the amount outstanding; the Company further agreed to pay an additional 10% penalty for each quarter thereafter that the loan remained unpaid. These accredited investors also received 577,500 warrants to purchase common stock at the ratio of 1.5 common shares for each $1.00 loaned. The warrants have a three year term and an exercise price of $0.50 per share. These accredited investors made subsequent loans to the Company totaling $215,000 which were added to this bridge loan on the same terms and conditions between December 15, 2006 and February 28, 2007. In addition, the Company issued a total of 2,022,500 warrants to purchase common stock. These warrants have an exercise price of $0.40 per share and expire at various dates through January 29, 2009. The Company has not repaid these loans and the outstanding balance including accrued interest and penalties is $1,411,368. See Note 15 - Subsequent Events for information on the settlement of this note payable.

On April 3, 2007 the Company executed a promissory note for $100,000 to Memphis Scale Works, Inc. The note bears interest at the rate of 12% per annum. As an inducement to make the loan the Company issued 200,000 restricted shares of its common stock to maker. The note was due May 2, 2007 but is still outstanding. The parties have engaged in discussions extending the due date but have not reached agreement as of May 20, 2008 although no notice of default has been issued.

On May 11, 2007 the Company executed a promissory note for $20,000 to Larry Watkins. The note bore interest at the rate of 10% per annum for the first fifteen days, increasing to 15% per annum thereafter. As an inducement to make the loan the Company issued 20,000 warrants to purchase restricted shares of its common stock to maker exercisable over 18 months at an exercise price of $0.50 per share. The note was due September 30, 2007 but is still outstanding. The parties have engaged in discussions extending the due date but have not reached agreement as of May 20, 2008 although no notice of default has been issued.

On May 11, 2007 the Company executed a promissory note for $20,000 to Robert Noone. The note bore interest at the rate of 12% per annum. As an inducement to make the loan the Company issued 100,000 warrants to purchase restricted shares of its common stock to maker exercisable over 18 months at an exercise price of $0.50 per share. The note was due September 30, 2007 but is still outstanding. The parties have engaged in discussions extending the due date but have not reached agreement as of May 20, 2008 although no notice of default has been issued.

On May 11, 2007 the Company executed a promissory note for $30,000 to Henry Zimmer. The note was interest-free for the first 30 days of its term and subsequently bore interest at the rate of 12% per annum. The note was due with 72 hours of receipt of any new significant financing and is still outstanding.

On June 1, 2007 the Company executed a promissory note for $10,000 to Shekar Viswanathan. The note bore interest at the rate of 10% per annum. The note was due July 6, 2007 but is still outstanding. The parties have engaged in discussions extending the due date but have not reached agreement as of May 20, 2008 although no notice of default has been issued.

On June 6, 2007 the Company executed a promissory note for $25,000 to Ramamohan Lal Tummala. The note bore interest at the rate of 10% per annum. The note was due July 1, 2007. It was paid together with accrued interest of $1,664 on January 31, 2008.

On June 8, 2007 the Company executed a promissory note for $275,000 to Eric Roderick and Steve Barnes and received $250,000. The note was due 60 days from date. On August 14, 2007, the note was extended to September 7, 2007 in consideration of another $12,500 and 50,000 warrants to purchase common stock which were expensed. On September 6, 2007, the forgoing obligations were incorporated into a new promissory note for $287,500 due by November 5, 2007. This note bore interest at 12% per annum. As an inducement for making the loan, the Company issued 100,000 warrants to purchase restricted common stock exercisable over two years at a $0.12 exercise price. On November 6, 2007, the Company executed a promissory note replacing the September 5th note. This note was for $287,500 with interest at 12% per annum from September 6, 2007 and was due February 5, 2008. As an inducement for making this extension, the Company issued 100,000 shares of its common stock to the lenders. The note was converted on January 18, 2008. On January 18, 2008 the holders converted the note and accrued interest of $12,571 and each holder received 4,747,298 shares of our common stock.

On November 26, 2007 the Company executed a promissory note for $112,000 to Jerry Michie. The note bears interest at the rate of 12% per annum. As an inducement to make the loan the Company issued 400,000 restricted shares of its common stock to Mr. Michie. The note is convertible at holder’s option; the conversion price is the five day weighted average closing price of the Company’s stock for the five trading days preceding conversion. The note is due 90 days after date. If the Company fails to repay the note within the time allotted, the Company will issue 1 million shares to the holder and the interest rate will increase to 22% per annum from the due date until the note is repaid. The parties have engaged in discussions extending the due date but have not reached agreement as of May 20, 2008 although no notice of default has been issued.

On December 10, 2007 the Company executed a promissory note for $44,500 to Mr. Perez. The note bore no interest, the Company having issued 400,000 restricted shares of its common stock and issued 400,000 three-year warrants with an exercise price of $0.05 per share and 300,000 three-year warrants with an exercise price of $0.12 per share. The note is convertible at holder’s option; the conversion price is the five day weighted average closing price of the Company’s stock for the five trading days preceding conversion. The note is due within five business days after the Company receives any funding from an investment group or from generated revenue, whichever first occurs. On January 25, 2008 the Company issued 1,000,000 shares of common stock in partial payment of $24,151 of principal.

On December 17, 2007 the Company executed a promissory note for $30,000 to Brad Chisick, Trustee of the Brad Chisick Trust dated 4-26-99. The note was non-interest bearing and was due seven business days from date. As an inducement for making the loan, the Company issued 50,000 restricted shares of its common stock to the maker. The note was repaid on January 4, 2008.

On January 4, 2008, the Company executed a promissory note for $60,000 to Marcus Perez. The promissory note was due within five business days after receipt of any funding from an investment group or from generated revenue and bore interest at the rate of 12% per annum. The note had a conversion feature exercisable at the holder’s option.

On January 10, 2008, the Company executed a promissory note for $10,100 to Rudolph Cane, Jr. The note bears interest at the rate of 12% per annum and is due July 9, 2008. The note has a conversion feature exercisable at the holder’s option. In further consideration of the note, the Company issued 50,000 warrants to purchase common shares of its restricted common stock exercisable for three years at $0.25 per share.

On January 15, 2008, the Company executed a promissory note for $10,000 to Dave Brubaker. The note bears interest at the rate of 12% per annum and is due July 16, 2008. The note has a conversion feature exercisable at the holder’s option. In further consideration of the note, the Company issued 50,000 warrants to purchase common shares of its restricted common stock exercisable for three years at $0.25 per share.

Convertible Debentures

On December 29, 2005, the Company executed a convertible debenture for $500,000 to Montgomery. The convertible debenture is secured by substantially all of the assets of the Company, pledged shares of stock of three affiliates of the Company, and 13.5 million pledged shares of stock (which are not counted as outstanding shares until converted pursuant to the terms of the Stock Purchase Agreement and Escrow Agreement that were part of this transaction). The pledged shares are held by an escrow agent, who is Montgomery’s general counsel, a partner of Montgomery’s general partner and Montgomery’s attorney of this transaction, pursuant to a written escrow agreement. Pursuant to the terms of the convertible debenture, Montgomery disbursed $350,000 upon the date the debenture was executed and the remaining $150,000 was disbursed on April 8, 2007. The debenture is convertible at the option of the holder into common shares of the Company at a price per share equal to 80% of the lowest closing value 10 days prior to the closing date or 10 days prior to the conversion date. In addition, the Company issued 2,000,000 freestanding warrants exercisable over three years as follows: 1,000,000 warrants at a strike price of the lesser of 80% of the average closing bid price for the 5 trading days preceding exercise or $0.20 per share; 500,000 warrants at a strike price of the lesser of 80% of the average closing bid price for the 5 trading days preceding exercise or $0.30 per share; and 500,000 warrants at a fixed strike price of $0.001. Montgomery has exercised all 2,000,000 warrants in cashless exercises and received a total of 1,337,009 shares of common stock. During 2007, Montgomery converted $380,000 of the debentures and received 4,134,615 shares, leaving a balance due upon maturity of $120,000. The Company was unable to pay the outstanding debentures on December 29, 2007 and was in default under the terms of the debentures. After negotiations, Montgomery converted an additional $66,700 of the debentures on January 28, 2008, receiving 5,210,938 shares, sold $13,300 of the debentures to BARTFAM LP on January 30, 2008, and retained $40,000 for its own account. The purchase price of the January 30th transaction was $98,842, consisting of $13,300 for the debentures, outstanding and accrued interest of $35,012, a redemption fee of $1,330 and liquidated damages of $49,200. Montgomery also assigned its security interest to BARTFAM LP, which also took possession of the 15,318,833 pledge shares held in escrow. See Note 15- Subsequent Events for additional information on the Montgomery debentures.

On October 5, 2007, the Company executed a $350,000 convertible debenture with Golden Gate Investors, Inc. (“Golden Gate”). Pursuant to its terms, Golden Gate disbursed $350,000 to the Company upon execution. The convertible debenture was due October 4, 2008 and accrued interest at 8.75% per year. In addition, the Company issued 2,000,000 warrants to purchase common stock exercisable at $0.12 per share. The warrants expire on October 4, 2010. When a condition of default occurred Golden Gate accelerated the note in December 2007. When the Company was unable to repay the note, Golden Gate began selling 10 million pledged shares, which it completed in February 2008. As of March 31, 2008, the remaining balance owed to Golden Gate is approximately $52,500 plus accrued interest. See Note 15 - Subsequent Events for additional information on the Golden Gate transaction.

On February 6, 2008 and effective as of January 30, 2008, the Company entered into a Debenture and Warrant Purchase Agreement, as amended, with Bartfam LP, et al (“Bartfam”) by which Bartfam agreed to purchase and the Company agreed to sell approximately $1.4 million of secured convertible debentures in three tranches convertible at $0.02 per share. In addition, the Company agreed to issue 37,364,667 warrants to purchase common stock exercisable as follows: 12,454,889 warrants at $0.10 per share; 12,454,889 warrants at $0.20 per share ; and 12,454,889 warrants at $0.30 per share. The warrants expire on the fifth anniversary of the date of issuance. The first tranche of $500,000 was disbursed to the Company on February 6, 2008 upon the Company’s execution of a two-year 12% secured convertible debenture with interest payable quarterly. The remaining two tranches of $500,000 and $401,157 will be disbursed as certain benchmarks are met. With the funding of the first tranche, the Company issued 4,444,500 warrants exercisable at $0.10, 4,444,500 warrants exercisable at $0.20, and 4,444,500 warrants exercisable to $0.30. See Note 15 - Subsequent Events for additional information on the Bartfam investment.

Effective as of January 31, 2008, the Company entered into a series of Debenture and Warrant Purchase Agreements with six investors (the “Empire Financial Investors”) by which the Empire Financial Investors agreed to purchase and the Company agreed to sell $280,000 of secured convertible debentures convertible at $0.05 per share. The debentures have a two-year term with interest payable quarterly at 12% per annum. In addition, the Company agreed to issue 2,800,000 warrants to purchase common stock exercisable at $0.10 per share. The warrants expire on January 30, 2013.

Bridge Loan Derivatives
Between April 16, 2006 and May 5, 2006, five accredited investors accepted the Company’s term sheet for convertible senior secured bridge loans by providing a total of $115,000 cash to the Company. The terms of these bridge loans are: interest at 12% per annum, compounded monthly; repayable in ninety (90) days but the Company has the option of extending for another 30 days for a fee of 8% of the amount provided the Company; these five accredited investors have the option to convert their bridge loans to restricted shares of common stock at an exercise price of the lower of the average closing bid price of the Company’s stock for the five trading days preceding the date of the conversion or the market price of the stock on the trading day preceding the conversion. The Company exercised its option to extend the term for an additional thirty (30) days for these five loans. If the bridge loans are not repaid or converted by the end of their terms plus the optional extension, the Company will pay a penalty of 10% of the dollar value of the amount outstanding; the Company will pay an additional 10% penalty for each quarter thereafter that the bridge loans remain unpaid. These five accredited investors also received warrants to purchase common stock at the ratio of one common share for each $2.00 loaned. All warrants have a three year term and an exercise price of $0.50 per share. The warrants and any shares converted have piggyback registration rights. The Company has not repaid the bridge loans and the outstanding balance including accrued interest and penalties is $304,144. As a result of the conversion rights associated with these bridge loans, the Company recorded these bridge loans as a derivative liability valued at $304,510. The loss on this derivative for the three months ended March 31, 2008 was $366.

Notes Payable - Related Parties

The Company entered into promissory notes with some of its officers. There are amounts outstanding under these notes. These amounts accrue interest at varying rates between 6.0% and 12.0% annually. In February 2008, the Company repaid $89,952 in full payment of principal and accrued interest on an officer’s notes. As of March 31, 2008, the Company has $59,483 outstanding under these notes plus $2,545 in accrued interest. Because the remaining notes are demand notes, they are therefore reflected as current liabilities on the condensed consolidated balance sheets. The notes relate to services rendered or funds loaned to the Company.

Principal payments on the notes payable for the next five years ending March 31 are due as follows: $2,373,608 in 2009, $780,010 in 2010, and $0 in 2011 through 2013.

10.	Stockholders’ Equity

The Company has 200,000,000 shares of common stock, par value $0.00004, authorized at March 31, 2008, with 125,802,157 common shares issued, 14,142,511 shares held in escrow, 1,660,036 shares in treasury, and 109,999,610 shares outstanding.

The following stock transactions occurred in the three months ended March 31, 2008:

On January 2, 2008, the Company cancelled the Restricted Equity Purchase Agreement executed in May 2007 with Mercatus & Partners Limited (“Mercatus”), a United Kingdom private limited company by which Mercatus was to purchase 33,334,000 shares of Company stock in a delayed funding transaction. The Company terminated the agreement on January 2, 2008 due to the lengthy delay in funding. Mercatus returned the 33,334,000 shares of stock to the Company in February 2008.

On January 4, 2008, the Company issued 533,333 restricted shares and 533,333 warrants to purchase common stock exercisable at $0.051 to an accredited investor in connection with his loan to the Company of $60,000. The warrants expire on January 3, 2011. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On January 10, 2008, the Company issued 50,000 warrants to purchase common stock exercisable at $0.25 to an accredited investor in connection with his loan to the Company of $10,100. The warrants expire on January 9, 2011. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On January 15, 2008, the Company issued 50,000 warrants to purchase common stock exercisable at $0.25 to an accredited investor in connection with his loan to the Company of $10,000. The warrants expire on January 14, 2011. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On January 16, 2008, the Company issued 1,500,000 warrants to purchase common stock exercisable at $0.05 to an accredited investor in return for his assistance in raising capital for to the Company. The warrants expire on January 15, 2010. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was an aggregate of $37,500 at the time of issuance of the warrants. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On January 18, 2008, the Company issued 66,667 restricted shares to an accredited investor in return for his assistance in raising capital for the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services and consideration for providing the short term loans was an aggregate of $2,000 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On January 18, 2008, the Company issued 4,747,298 restricted shares of stock to each of two accredited investors to settle a note payable totaling $300,071. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On January 25, 2008, the Company issued 1,000,000 restricted shares of stock to an accredited investor to partially settle $24,151 of notes payable. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On January 28, 2008, the Company issued 5,210,938 restricted shares to Montgomery Equity Partners, Ltd. for the conversion of $66,700 of the $500,000 secured convertible debentures due December 29, 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On January 30, 2008, the Company issued 13,333,500 warrants to purchase our common stock to Bartfam in connection with their $500,000 convertible debenture of even date. The warrants expire January 30, 2013 and were issued as follows: 4,444,500 warrants are exercisable at $0.10 per share, 4,444,500 warrants are exercisable at $0.20 per share, and 4,444,500 warrants are exercisable at $0.30 per share. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On January 31, 2008, the Company issued 2,800,000 warrants to purchase our common stock exercisable at $0.10 to the Empire Financial Investors in connection with their $280,000 convertible debenture of even date. The warrants expire January 30, 2013. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On January 31, 2008, the Company issued 196,695 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $12,500 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On February 6, 2008, the Company issued 3,900,000 warrants to purchase common stock to Allen & Associates LLC as part of a success fee pursuant to a management and financial consulting agreement. The warrants are exercisable at $0.02 per share and expire on February 5, 2013. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On February 15, 2008, the Company issued 10,000,000 restricted shares to an affiliate to replace the shares he pledged as security to Golden Gate Investors, Inc. in connection with a note payable incurred in October 2007. After the Company’s default on the note, Golden Gate sold the pledged shares and applied the net proceeds to reduce the debt. Golden Gate completed the sell-off on February 13, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption.

On February 29, 2008, the Company issued 240,759 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $12,500 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On March 31, 2008, the Company issued 337,374 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $12,500 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

11.	Commitments and Contingencies

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

To date, the Company has paid MindTree $275,000 pursuant to this agreement. MindTree has not yet issued any notice of default. By a series of additional agreements, the payment deadline has been extended to July 31, 2008. The Company expects to complete or substantially complete the repayment by the new deadline. MindTree has indicated that if repayment of the indebtedness is substantially complete it will agree to an additional extension of the agreement.

Guarantees

On March 12, 2003 and April 30, 2003, Sundaresan Raja, our chief executive officer, advanced a total of approximately $39,798 to Airbee Wireless (India) Pvt. Ltd. (“Airbee India”), the Company’s wholly-owned subsidiary in India. Airbee India has issued Mr. Raja a promissory note due on demand. The note accrues interest at 11.25% per year, which is below the local Indian market rates of 14% to 16%. On June 20, 2005, Mr. Raja advanced approximately $12,560 to Airbee India (of which approximately $6,280 remains outstanding) which issued Mr. Raja another demand promissory note. This note accrues interest at 12.0% per year, which is below the local Indian market rates of 14% to 16%. During 2007, Mr. Raja has advanced a total of approximately $31,902 to Airbee India on the same terms as the June 2005 note. The Company has guaranteed repayment of the advances. On February 5, 2008, the Company paid $89,952 to repay the advances plus interest in full.

Deferred Financing

On May 14, 2007, the Company executed a Restricted Equity Purchase Agreement (“REPA”) with Mercatus & Partners Limited (“Mercatus”), a United Kingdom private limited company, by which Mercatus agreed to purchase 33,334,000 shares of the Company’s common stock in a delayed purchase transaction. The REPA was governed by Regulation S. The amount the Company would have received would have been determined at closing in accordance with the formula set forth in the REPA, less a 45% discount to market price and less a total of $60,000 in structuring, due diligence and administrative fees. The restricted shares issued by the Company were not subject to registration unless Mercatus would have been deemed to be an affiliate of the Company pursuant to the Securities Act of 1933, as amended, as of or at any time subsequent to the second anniversary of the closing, at which time the Company will have 120 days after Mercatus’ request to file a registration statement for all shares then held by Mercatus.

The Company issued 33,334,000 shares of its common stock and deposited it with the custodian on May 15, 2007. The Company recorded the issuance of the stock based on the closing stock price of $0.23 per share on May 14, 2007 and carried the anticipated amount of the deferred financing net of the 45% discount to market price in the Equity section of its balance sheet until January 2, 2008, when the Company cancelled the REPA and demanded return of its common stock. Mercatus returned the 33,334,000 shares of common stock in February 2008.

Litigation

On October 3, 2005, Richard Sommerfeld, Jr., the Company’s former chief financial officer (“Sommerfeld”) filed suit against the Company. Pursuant to the settlement agreement, plaintiff entered a consent judgment for $700,000 on September 26, 2007 and commenced judgment enforcement proceedings against the Company. The amount of the judgment plus statutory interest and costs is carried in the current liabilities section of the balance sheet. The parties settled on April 16, 2008. See Note 15 - Subsequent Events for additional details.

12.	Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

•	Level 1 Inputs- Quoted prices for identical instruments in active markets.

•
Level 2 Inputs- Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs- Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

Fair Value Measurements on a Recurring Basis as of March 31, 2008

	Level I	Level II	Level III	Total
Assets	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-

Liabilities	$-	$3,873,869	$-	$3,873,869
Total Liabilities	$-	$3,873,869	$-	$3,873,869

13.	Going Concern

As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2007 and 2006 and for the three months ended March 31, 2008. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

14.	Restatement

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

15.	Subsequent Events

On April 5, 2008, Montgomery converted the remaining $40,000 of its debentures and received 1,666,667 shares of common stock.

On April 15, 2008, the Company met the benchmarks for completion of the second tranche of the Bartfam convertible debenture and Bartfam disbursed $500,000 to the Company. The Company issued 13,333,500 warrants to purchase common stock. The warrants expire April 17, 2013 and were issued as follows: 4,444,500 warrants exercisable at $0.10 per share, 4,444,500 warrants exercisable at $0.20 per share, and 4,444,500 warrants exercisable at $0.30 per share.

On April 15, 2008, the Company and Richard Sommerfeld (“Sommerfeld”) entered into a settlement agreement wherein the Company agreed to pay Sommerfeld $350,000 which was allocated between salary, interest and legal fees. The Company also issued a Subordinated Secured Convertible Debenture to Sommerfeld in the amount of $465,000 at 12% interest and convertible at $0.05 per share. The debenture matures two years from the date of the agreement. In addition, the Company issued Sommerfeld 2,841,667 warrants to purchase common stock at various rates of $0.10, $0.20 and $0.30 per share. Sommerfeld agreed to have the judgment marked “Paid and Satisfied” and joined in a consent motion for the return of the Company’s property seized under judgment enforcement proceedings. Sommerfeld also executed an inter-creditor agreement with the Company and its senior creditors.

On April 15, 2008, the Company entered into a Note and Settlement Agreement (“Note”) with Henry and Catherine Zimmer (the “Zimmers”), shareholders with whom the Company had previously entered into a “Bridge Note” in 2006 for $600,000. The Company has not been able to repay the loan and had accrued interest and penalty on the “Bridge Note” exceeding $650,000. Pursuant to the Bridge Note, the Company had issued 3,200,000 shares of its restricted common stock and 2,866,667 warrants to purchase common stock at or above $0.40 per share. The new Note replaces all prior Bridge Note documents and has a face value of $700,000 at 8.5% simple interest payable monthly in cash or stock at discrete times at the Company’s option. The Zimmers have the option of converting up to $200,000 of the Note to common stock at a conversion rate of $0.044 per share. The term of the Note is two years. The Zimmers returned to the Company the 3,200,000 shares issued pursuant to the Bridge Note and the Company agreed to reprice the outstanding warrants strike price to $0.17 per share. The parties also executed a full mutual release for any and all actions prior to the date of the Note.

On April 24, 2008, Golden Gate converted $20,000 of its remaining debentures and received 1,015,486 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “will”. “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses including the potential growth of advanced technologies and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007, including but not limited to those factors discussed in “Item 1A, Risk Factors.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Executive Summary

•
During the first quarter of 2008, our software engineers were engaged in demonstrating to our clients that our ZigBee-complaint ZigBee Pro software works on their platforms in advance of signing licensing or application development agreements with them.

•
We had a $1,112,761 net loss before provision for income taxes in the first three months of 2008 on revenue of $0. We recorded a $282,809 gain in other income (expense) from the re-valuation of derivatives required under SFAS 133. We raised $780,010 from the sale of stock to accredited investors and $80,100 in shareholder notes payable.

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

•	Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

•	The developmental stage of the industry in general may create delays as chip and radio manufacturers re-engineer their products to accommodate ZigBee-complaint software.

Overview

Organizational History

Airbee Wireless, Inc. (hereinafter called “Airbee” or “Company”) was organized under the laws of the state of Delaware in August 2002 to develop a portfolio of embedded wireless connectivity software. In October 2002, we acquired Connexus Technologies (Pte.) Ltd. and its wholly-owned subsidiary, Connexus Technologies (India) Pvt. Ltd., with the intention of securing complementary wireless technology to enhance our operating scheme. We acquired Connexus because it was developing wireless technologies that were complementary to the software technologies that we were developing. We believed that our embedded software could be developed at a faster rate via this acquisition because of its compatible technologies with the additional benefits of lower product cost and shorter time to market. Connexus Technologies (Pte.) Ltd. was incorporated in Singapore under The Companies Act on July 8, 2000 as a limited liability company. Connexus Technologies (India) Pvt. Ltd. was incorporated in India as a wholly-owned subsidiary of Connexus Technologies (Pte.) Ltd. on June 14, 2001. Subsequent to this acquisition, Connexus Technologies (Pte.) Ltd. changed its name to Airbee Wireless Pte. Ltd. and Connexus Technologies (India) Pte. Ltd. changed its name to Airbee Wireless (India) Pvt. Ltd. In March 2004, we became a member of the ZigBee Alliance, an international industry group formed to facilitate the development of a global standard for the wireless data and voice communications industry. As indicated on the ZigBee Alliance website (www.ZigBee.com) , the ZigBee Alliance has defined a standard for reliable, short-range, cost-effective, low-power wireless applications. The ZigBee standard first release of version 1.0 was formally released to the wireless industry on December 14, 2004. A second release has updated the standard known as version 1.1 or ZigBee 2006. It specifies a short-range, low-power, secure wireless data and voice transmission baseline. The version 1.1 required further development of our products to respond to changes in the standard. We have developed our products to meet the ZigBee PRO standard released in September 2007. We completed the ZigBee product certification testing by an independent testing facility authorized by the ZigBee Alliance for the ZNS Software Stack in November 2006 and the current PRO version was certified in January 2008. With over 250 member companies, the ZigBee standard based on the IEEE 802.15.4 standard for remote monitoring and control applications released by the Institute of Electrical and Electronic Engineers in May 2003 is emerging as a wireless standard for a host of industrial controls, telemetry, and in-building and home automation networking needs.

Our Business

We are a developer of intelligent connectivity software for wireless voice and data communications designed to comply with the ZigBee global standard as well as non-ZigBee wireless mesh networks. Our software, when embedded on microchips or in various devices containing such microchips, will enable consumer and business devices to wirelessly connect to each other over distances of less than 100 meters. We license our software, which has been designed and engineered to comply with the recently released ZigBee standard for short-range, low-energy consumption, voice and data wireless communications to manufacturers of microprocessors and OEM manufacturers, thereby enabling them to develop an increasing number of wireless communications applications using Airbee’s software, including consumer electronics, medical equipment, sensor and metering equipment, and industrial automation equipment. To date, we have negotiated software licenses with seven licensees with revenues to be determined by the licensees’ product commercialization. We are dependent on our customers’ commercialization of their product development which will generate revenues from licensing and/or royalty payments to us, typically on a quarterly measurement basis.

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

The Company reported $0 of revenue from planned operations in the first three months of 2008. We have continued our go-to-market strategy of licensing the major microcontroller and IEEE 802.15.4 radio companies, having previously announced agreements with several microchip manufacturers. We believe this will lead to two types of revenues - service revenue from customized stack work, integration support and application development and royalty revenue from the licensing of our stack. We previously announced a new product that facilitates low-power radio frequency (“RF”) application development for mesh networks including ZigBee.

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

We operate an online help desk to support our prospective customers as they evaluate our products for their application and use, and worked extensively with ATMEL to attain certification of our software to both the 2006 ZigBee standard and the new PRO version. We are one of three companies whose ZigBee Pro software has been named a “Golden Unit” for subsequent compliance testing by independent testing laboratories. We note similar progress with our ZigBee module partner Radiocrafts, which now has more than 50 OEMs using our ZNS stack and ZAPP (SPPIO) application. We anticipate several of these will go into production later this year.

We will begin training programs for our customers to train their field application engineers after successful demonstration and evaluation by the OEMs. We expect this will result in increased opportunities with our partner’s customers. In addition, we participated in the ZigBee Developers program last year where we taught new developers how to use our stack to develop applications. We expect to do so again at the upcoming developers’ conference which will be held in June 2008.. We have also established a world class RF laboratory at our development center in Chennai, India, which has already produced real world knowledge about RF interference issues in the ZigBee environment.

The Company has implemented a service relationship for customers and potential customers which we have named “ZSupport”. This is an online system which is hosted by a Parature product. It provides the “Knowledge Base of Airbee Products” and is the medium to upload (and download) deliverables, product documentations and product documentation. It is also a medium of contact between our Customers and Airbee, the medium to promote the Company, its products and events. We have seen a further increased interest in our products from OEMs and system integrators in the quarter. We experienced a significant increase in the customer registrations in the first quarter which increased steadily after the Z-PRO certification was announced and is expected to go up in the next quarter. These registrations give us valuable insight as to customer preferences as far as favored transceiver and microcontroller, give us the customer profile, download history and metrics and input for questions.

The interest in ZigBee was also demonstrated by the case studies and increased downloads from our website this quarter. The “Triple R” and the “Remote Monitoring of Wireless Sensor Networks” were the most frequently viewed Case Studies. The Airbee/TI - 4 Node Demo Application was downloaded more times than we have ever recorded during the quarter. Finally, “ZigBee - Calling all software” was the most read article and “Airbee Wireless Mesh Network” specification sheet was downloaded more often than in any previous recorded period.

Since late January 2008 when our status as a ZigBee Pro “Golden Unit” was confirmed and our software certified ZigBee complaint, we have been developing a solution for a significant client which has been delivered for evaluation. Barring unforeseen issues and the client’s satisfaction, we expect to solidify the arrangement this second quarter. We expect to address other OEMs as well following the evaluation period. We also previously disclosed that we had an initial development contract with NXP which has gone very well and NXP has indicated that they are ready to proceed to the next phase with expanded scope and access to their client set. That effort should also begin in the second quarter. The principal terms of such agreement have been negotiated but not yet completed pending final review of the initial effort. We have also engaged two new chip manufacturers in discussions and have negotiated the principal terms of an agreement with one of them which is now in legal review.

Our engineering team has been engaged to build a solution for a major international medical application. The application may go into production late this year, pending testing and the client’s satisfaction. If successful, it would be the largest revenue producer for us thus far. Pricing and projected cost discussions have been held between the parties.

The Mercatus financing did not close in the third quarter of 2007 as anticipated. Airbee terminated the transaction due to the delay in funding at the beginning of this year. In late January, we concluded an agreement with Bartfam, a California Limited Partnership, which funded its first tranche of $500,000 on February 6, 2008. At the time of this filing, the second tranche of $500,000 was funded and we expect the third tranche will be funded later in the second quarter. We also received partial funding from Empire Financial investors totaling $280,000 which has not yet completely closed. Airbee expects to receive a total of $500,000 from the Empire Financial investors transactions once they are completely closed. We are seeking further investment from institutional entities in the next few months.

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

During the first quarter of 2008 we had $0 in operating revenues, resulting in a net loss applicable to common shares of $1,112,761, or $0.01 net loss per share, compared to a net loss of $1,247,652 or $0.02 net loss per share for the same period in 2007. Cumulative net loss since inception totals $18,271,918.

Our net revenue for the three months ended March 31, 2008 decreased to $0 as compared to $20,790 for the three months ended March 31, 2007. Our software was certified ZigBee compliant to the ZigBee Pro standard in January 2008 and we are one of the companies designated as a “golden unit” to be used in the certification process.

Operating expenses for the three months ended March 31, 2008 were $1,118,600 as compared to $790,205 for the three months ended March 31, 2007, an increase of 42% or $328,395. This increase, as further explained below, is principally due to increases in compensation and professional fees, research and development expenses, and depreciation and amortization, which offset a decreases in selling, general and administrative expense and stock option compensation expense.
Our overall increase in compensation and professional fees for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 was $287,674, to $814,789 from $527,115. This increase consists of an increase of $25,601 in compensation costs, an increase of $279,327 in financing professional fees and a $17,254 decrease in legal and accounting professional fees. Part of the increase in compensation is attributable in part to increased staff in India but also to an unfavorable change in the exchange rate resulting from the weaker dollar. Financing professional fees increased due to a non-cash payments to our corporate finance and strategic counsel of restricted shares valued at $12,500 per month as well as warrants to purchase common stock issued as part of a success fee plus financing arrangements with other short-term lenders. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.

Stock option compensation expense required by SFAS 123R was $0 for the quarter ended March 31, 2008 as compared to $469 for the quarter ended March 31, 2007. No options issued prior to December 31, 2005 vested during the quarter. The Company is now required to expense stock options granted in the period. This is a non-cash expense caused by the options granted to new India employees in the quarter.

Selling, general and administrative expenses decreased to $158,770 in the first quarter of 2008, down $43,324 or 21% from $202,094 in the first quarter of 2007. This decrease was due primarily to decreases in consulting, travel, printing, dues and subscriptions, utilities and other costs which offset increases insurance, marketing, rent and other expenses. Our overall selling and marketing expenses consist primarily of marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs. Expenses, particularly certain marketing and compensation-related expenses, may vary going forward, depending in part on the level of revenue and profits.

Research and development expense for the three months ended March 31, 2008 was $25,000 compared to $4,842 for the three months ended March 31, 2007. The R&D expense for 2008 represents the cost of certification testing by the independent testing facility.

Depreciation and amortization expense for the quarter ended March 31, 2008 increased $64,356 or 116% to $120,041 from $55,685 for the quarter ended March 31, 2007. Depreciation expense for the quarter was $13,034. Amortization of deferred financing costs accounted for $59,761 of the total expense for the quarter. Amortization of capitalized research and development costs and intellectual property was $41,246 during the period. Amortization of leasehold improvements at our India office was $6,000 for the three months ended March 31, 2008. Interest expense for the three months ended March 31, 2008 increased $92,528 to $298,906 from $206,378 for the three months ended March 31, 2007. Interest costs associated with notes payable - related parties, notes payable - others and the bridge loans accounted for this increase.

Liquidity and Capital Resources
Since inception, we have principally funded our operations from private placements of securities and management and shareholder loans and contributions of $6,472,538. As of March 31, 2008, we have $1,544,182 outstanding under related party notes and accrued payroll, and $315,383 in accrued interest. During the first quarter of 2008, we received $80,100 in loans from shareholders and $780,010 from convertible debentures. Proceeds were used to pay down current payables and salaries of our development staff in India and to start settling our outstanding liabilities in the U.S.. The second and third tranches of the Bartfam convertible debentures are reserved for this purpose and we were able to reach settlements with two major creditors in April 2008 (see Note 15 - Subsequent Events in the Notes to Financial Statements in Item 1 above). We estimate we require approximately $5 million to continue operations for the next 12 months. Most of the funding will be allocated principally for sales, marketing and working capital. It is not anticipated that any lack of funding will impact upon the existing license and development agreements with our customers since our software development has been completed for three of our eight products that are under such license and development agreements.

We have incurred an accumulated deficit at March 31, 2008 of $18,271,918 compared to $17,159,157 at December 31, 2007. We had negative working capital at March 31, 2008 of $6,332,981 compared to negative working capital of $6,698,979 at December 31, 2007. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

On December 29, 2005, we entered into a Securities Purchase Agreement with Montgomery pursuant to which we agreed to issue Montgomery secured convertible debentures in the principle amount of $500,000. Of these secured convertible debentures, $350,000 was funded on December 29, 2005. The remaining $150,000 was funded on April 9, 2007. The secured convertible debentures were convertible, in whole or in part, at any time and from time to time before maturity (December 29, 2007) at the option of the holder at the lesser of (a) eighty percent (80%) of the lowest closing bid price of the common stock for the ten (10) trading days immediately preceding the closing date or (b) eighty percent (80%) of the lowest closing bid price of common stock for ten (10) trading days immediately preceding the conversion date. The secured convertible debentures, which after several conversions totaled $120,000, were due December 29, 2007, had piggy-back registration rights and accrued interest monthly at the rate of fifteen percent (15%) per year. We were $83,479, behind with our interest payments, which included $49,200 in liquidated damages..

Montgomery converted $66,700 of the debentures in January 2008 and received 5,210,938 shares. On January 30, 2008, Montgomery sold $13,300 of the debentures to Bartfam as further described below and on April 5, 2008 converted the remaining $40,000 of the debentures and received 1,666,667 shares.

On May 14, 2007, the Company executed a Restricted Equity Purchase Agreement (“REPA”) with Mercatus & Partners Limited (“Mercatus”), a United Kingdom private limited company, by which Mercatus agreed to purchase 33,334,000 shares of the Company’s restricted common stock in a delayed purchase transaction. The REPA was a Regulation S transaction. The amount the Company received was to be determined at closing in accordance with the provisions of the REPA less a 45% discount to market price and less a total of $60,000 in structuring, due diligence and administrative fees. The restricted shares issued by the Company were not subject to registration unless Mercatus was deemed to be an affiliate of the Company pursuant to the Securities Act of 1933, as amended, as of or at any time subsequent to the second anniversary of the closing, at which time the Company would have 120 days after Mercatus’ request to file a registration statement for all shares then held by Mercatus. The Company issued 33,334,000 shares of its common stock and deposited it with the custodian on May 15, 2007. On January 2, 2008 when the closing had still not been scheduled, the Company cancelled the REPA and demanded the return of its shares, which were received and cancelled in February 2008.

On October 5, 2007, the Company executed a $350,000 convertible debenture with Golden Gate Investors, Inc. (“Golden Gate”). Pursuant to its terms, Golden Gate disbursed $350,000 to the Company upon execution. The convertible debenture was due October 4, 2008 and accrued interest at 8.75% per year. In addition, the Company issued 2,000,000 warrants to purchase common stock exercisable at $0.12 per share. The warrants expire on October 4, 2010. When a condition of default occurred Golden Gate accelerated the note in December 2007. When the Company was unable to repay the note, Golden Gate began selling 10 million pledged shares, which it completed in February 2008. As of March 31, 2008, the remaining balance is approximately $52,500 plus accrued interest. On April 24, 2008, Golden Gate converted $20,000 of the outstanding debenture and received 1,015,486 shares of our common stock.

On February 6, 2008 and effective as of January 30, 2008, the Company entered into a Debenture and Warrant Purchase Agreement, as amended, with Bartfam LP, et al (“Bartfam”) by which Bartfam agreed to purchase and the Company agreed to sell approximately $1.4 million of secured convertible debentures in three tranches convertible at $0.02 per share. In addition, the Company agreed to issue 37,364,667 warrants to purchase common stock exercisable as follows: 12,454,889 warrants at $0.10 per share with the first tranche; 12,454,889 warrants at $0.20 per share with the second tranche; and 12,454,889 warrants at $0.30 per share with the third tranche. The warrants expire on the fifth anniversary of the date of issuance. The first tranche of $500,000 was disbursed to the Company on February 6, 2008 upon the Company’s execution of a two-year 12% secured convertible debenture with interest payable quarterly. With the funding of the first tranche, the Company issued 4,444,500 warrants exercisable at $0.10, 4,444,500 warrants exercisable at $0.20, and 4,444,500 warrants exercisable to $0.30. The second tranche of $500,000 was disbursed on April 15, 2008 when the Company met the required benchmarks. With the funding of the second tranche, the Company issued 4,444,500 warrants exercisable at $0.10, 4,444,500 warrants exercisable at $0.20, and 4,444,500 warrants exercisable to $0.30. The remaining tranche of $401,157 will be disbursed when certain benchmarks are met.

Effective as of January 31, 2008, the Company entered into a series of Debenture and Warrant Purchase Agreements with six investors (the “Empire Financial Investors”) by which the Empire Financial Investors agreed to purchase and the Company agreed to sell $280,000 of secured convertible debentures convertible at $0.05 per share. The debentures have a two-year term with interest payable quarterly at 12% per annum. In addition, the Company agreed to issue 2,800,000 warrants to purchase common stock exercisable at $0.10 per share. The warrants expire on January 30, 2013. A total of $280,000 was disbursed to the Company in February 2008.

Our principal sources of liquidity have been private placements of our securities and loans from management and shareholders. There will continue to be an operating cash flow deficit from the licensing of embedded software in the near term.

Cash at March 31, 2008 and December 31, 2007, respectively, was $80,157 and $1,925. At March 31, 2008 and December 31, 2007, respectively, we had total stockholders’ deficit of $6,292,778 and $6,069,352.

Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. We anticipate that our operating and capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on (a) the level of our future sales (which depend, to a large extent, on general economic conditions affecting us and our customers, as well as the timing of our products’ sales cycles and other competitive factors) and (b) our ability to control expenses.

With regard to our current liabilities at March 31, 2008, $59,483 is payable to a related note holder who has deferred repayment. However, as he is leaving the Company during the second quarter of 2008, this related party note payable will have to be repaid. Trade payables at March 31, 2008 of $1,106,759 are outstanding and will be paid as they come due or as payment may be extended by agreement of the parties. Given the age of some of these payables, the Company will attempt to settle some of these outstanding payables at less than their full amount. One vendor, MindTree Consulting Pvt. Ltd. (“MindTree”), accounted for 29% of the Company’s accounts payable. MindTree provided services to the Company under a Time and Materials Contract dated March 30, 2005 (the T&M Contract”). On a monthly basis, MindTree invoiced the Company for work it performed. Payment terms were net 30 days. The Company was unable to pay the invoices as they became due and, by informal agreement, extended the repayment terms monthly. On December 15, 2005, the Company entered into a written agreement with MindTree by which it agreed to pay MindTree $200,000 on or before December 23, 2005 and $100,000 per month on the last business day of each succeeding month until the outstanding indebtedness of approximately $580,000 was fully paid. The Company’s performance was secured by the software code then in existence (the “Intellectual Property”) MindTree developed under the T&M Contract; the ZigBee version 1.0 software. If the Company defaulted in making any payment when due and such default was not cured within five business days after receipt of a notice of default, MindTree would be entitled to co-own the Intellectual Property, with any revenue the Company realized from the Intellectual Property during the co-ownership period to be split 50-50 with MindTree. To date, the Company has paid MindTree $275,000 pursuant to this agreement. As of March 31, 2008, the Company is behind in making the scheduled payments. MindTree has not yet issued any notice of default and has extended the deadline to substantially complete the repayment until July 31, 2008.

We believe that revenues will slowly increase during 2008 from our licensing and other agreements with the increasing marketplace acceptance of the ZigBee Pro software. We are one of a few members of the Alliance selected to develop the so-called “Golden Unit” to be used in the certification testing for this new standard. We shall continue to be dependent upon financing to accelerate our marketing activities and continue product enhancement. We anticipate monthly expenses of approximately $200,000 over the next several months. This amount includes costs of our SEC reporting obligations, which were approximately $160,000 for the year ending December 31, 2007. Cost of SEC reporting obligations includes all filing costs and professional fees.

As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2007 and 2006 and for the three month period ended March 31, 2008. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to satisfy past due obligations, support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

If circumstances require, the Company will renegotiate employment contracts with management to defer (but not eliminate) its obligations under these contracts. It will also consider overhead reductions at its headquarters and at its India subsidiary. However, (a) the Company is leanly staffed at the administrative level and (b) staff cuts in India would adversely impact our ability to complete product development, deliver product and provide support.

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

The Company’s excessive liabilities may make it difficult to continue operations if it is unable to pay its debts as they become due. It may also have a negative impact on our ability to raise needed capital since potential investors will want new investment reserved for working capital and not applied to pre-existing liabilities.

Of primary concern is the impact judgment creditors may have on our operations. While all or substantially all of the Company’s assets are pledged as security for debts which pre-date any judgment entered against the Company to date, the ability of any judgment creditor to hinder our operations must be acknowledged. Management’s time devoted to vendor lawsuits and judgment enforcement proceedings is time not spent growing the Company. These distractions also impede our ability to raise additional capital. Investors are not looking for their investments to be utilized by paying past liabilities.

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

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

Our long-term debt obligation increased during the interim period with the closing of convertible debentures totaling $780,000 with interest payable quarterly at 12% per annum. We have not yet paid the accrued interest payable on March 31, 2008 for these debentures, which totals $15,643.

Our purchase obligations are limited to employment contracts with company executives and senior staff. We have four written contracts for one to three years in duration, two of which expire on December 31, 2008 and other two on or before May 15, 2008. The contracts contain automatic one-year extension provisions. New employment contracts are currently being negotiated.

Our operating leases are limited to the lease for office space in Chennai, India for our India subsidiary. We have signed a three-year lease for 6,000 sq. ft. of office space expiring on June 30, 2009. We are in the second year of a three year lease. The current rent is approximately $5,471 per month with a 10% increase in the third year of the lease.

We have no capital lease obligations as defined in FASB Statement of Accounting Standards No. 13, “Accounting for Leases” nor do we have any other long-term liabilities reflected on the balance sheet under generally accepted accounting principles in the United States.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Regulation S-K, Rule 305(3).

Item 4. Controls and Procedures

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

Item 4T. Controls and Procedures

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

In an action commenced in the District Court of Maryland for Montgomery County in October 2005, our former chief financial officer sued us for non-payment of wages, interest, statutory damages and attorney’s fees. We filed an answer to the complaint generally denying liability and asserting seven counterclaims against plaintiff including breach of fiduciary duty and duty of loyalty. On July 1, 2007 the parties reached a mediated settlement by which we agreed to pay plaintiff $500,000 by August 14, 2007 or consent to entry of judgment against us of $700,000 if we failed to make payment on time. After several extensions of time to pay, plaintiff entered the consent judgment for $700,000 on September 26, 2007 and has commenced post-judgment enforcement activities. The parties settled and the judgment was deemed “Paid and Satisfied” in April 2008. See Note 15 - Subsequent Events for additional information on this settlement.

From time to time, the Company is party to business disputes arising in the normal course of its business operations. The Company does not believe that any other action, standing alone, or in the aggregate, is currently material to the Company’s operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following stock transactions occurred in the first quarter of 2008:

On January 2, 2008, the Company cancelled the Restricted Equity Purchase Agreement executed in May 2007 with Mercatus & Partners Limited (“Mercatus”), a United Kingdom private limited company by which Mercatus was to purchase 33,334,000 shares of Company stock in a delayed funding transaction. The Company notified Mercatus on January 2, 2008 that it was terminating the agreement due a delay in funding. Mercatus returned the 33,334,000 shares of stock held by the designated custodian to the Company in February 2008.

On January 4, 2008, the Company issued 533,333 restricted shares and 533,333 warrants to purchase common stock exercisable at $0.051 to an accredited investor in connection with his loan to the Company of $60,000. The warrants expire on January 3, 2011. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On January 10, 2008, the Company issued 50,000 warrants to purchase common stock exercisable at $0.25 to an accredited investor in connection with his loan to the Company of $10,100. The warrants expire on January 9, 2011. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On January 15, 2008, the Company issued 50,000 warrants to purchase common stock exercisable at $0.25 to an accredited investor in connection with his loan to the Company of $10,000. The warrants expire on January 14, 2011. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On January 16, 2008, the Company issued 1,500,000 warrants to purchase common stock exercisable at $0.05 to an accredited investor in return for his assistance in raising capital for the Company. The warrants expire on January 15, 2010. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services was an aggregate of $37,500 at the time of issuance of the warrants. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On January 18, 2008, the Company issued 66,667 restricted shares to an accredited investor in return for his assistance in raising capital for the Company. The investor provided the Company with comments regarding the financial structure of the Company as such issues related to the Company’s equity securities and made limited introductions of the Company to potential accredited investors. His services were isolated services which were not solicited by the Company. The investor did not negotiate for the sale of any the Company's securities; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of the securities; engage in due diligence activities; provide advice relating to the valuation of or the financial advisability of any investments in the Company; or handle any funds or securities on behalf of the Company. The value of these services and consideration for providing the short term loans was an aggregate of $2,000 at the time of issuance. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On January 18, 2008, the Company issued 4,747,298 restricted shares of stock to each of two accredited investors to settle a note payable totaling $300,071. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On January 25, 2008, the Company issued 1,000,000 restricted shares of stock to an accredited investor to partially settle $24,151 of notes payable. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On January 28, 2008, the Company issued 5,210,938 restricted shares to Montgomery Equity Partners, Ltd. for the conversion of $66,700 of the $500,000 secured convertible debentures due December 29, 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On January 30, 2008, the Company issued 13,333,500 warrants to purchase our common stock to Bartfam in connection with their $500,000 convertible debenture of even date. The warrants expire January 30, 2013 and were issued as follows: 4,444,500 warrants are exercisable at $0.10 per share, 4,444,500 warrants are exercisable at $0.20 per share, and 4,444,500 warrants are exercisable at $0.30 per share. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On January 31, 2008, the Company issued 2,800,000 warrants to purchase our common stock exercisable at $0.10 to the Empire Financial Investors in connection with their $280,000 convertible debenture of even date. The warrants expire January 30, 2013. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On January 31, 2008, the Company issued 196,695 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $12,500 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On February 6, 2008, the Company issued 3,900,000 warrants to purchase common stock to Allen & Associates LLC as part of a success fee pursuant to a management and financial consulting agreement. The warrants are exercisable at $0.02 per share and expire on February 5, 2013. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On February 15, 2008, the Company issued 10,000,000 restricted shares to an affiliate to replace the shares he pledged as security to Golden Gate Investors, Inc. in connection with a note payable incurred in October 2007. After the Company’s default on the note, Golden Gate sold the pledged shares and applied the net proceeds to reduce the debt. Golden Gate completed the sell-off on February 13, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption.

On February 29, 2008, the Company issued 240,759 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $12,500 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On March 31, 2008, the Company issued 337,374 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $12,500 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On April 10, 2008, the Company filed a definitive proxy statement in connection with its Annual Meeting which was held on May 13, 2008. Sundaresan Raja, E. Eugene Sharer and Mal Gurian, all members of the previous Board of Directors, were nominated and re-elected. No other directors were nominated or elected at the meeting. Proposals to ratify the accounting firm of Bagell, Josephs, Levine & Co., LLC to continue as independent auditors and to approve the amended and restated certificate of incorporation to (a) give the Board of Directors the discretion to effect a reverse split of our issued and outstanding shares of common stock by any whole number ratio up to 1-for-10, (b) increase the authorized capital stock of the Company from 200,000,000 to 250,000,000 shares, (c) to create and designate 50,000,000 shares of the Company’s capital stock as “blank check” preferred stock, without par value, and (d) to make other de minimus administrative corrections and clarification were each approved by the shareholders. There were no other proposals voted at the Annual Meeting.

The table below shows the results of the voting at the Annual Meeting on May 13, 2008.

PROPOSAL 1 - ELECTION OF BOARD OF DIRECTORS

Nominee	For	Withheld
Sundaresan Raja	90,694,480	5,845,784
E. Eugene Sharer	90,704,105	5,836,159
Mal Gurian	90,966,246	5,574,018

PROPOSAL 2 - RATIFY BAGELL, JOSEPHS, LEVINE & CO. LLC AS INDEPENDENT AUDITORS

For	Against	Abstain
90,979,427	393,749	5,167,087

PROPOSAL 3 - APPROVE SECOND AMENDED & RESTATED CERTIFICATE OF INCORPORATION

For	Against	Abstain
91,968,013	4,568,351	3,900

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-4(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-4(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-4(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-4(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2008

AIRBEE WIRELESS, INC.

By:	/s/ Sundaresan Raja
Sundaresan Raja
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ E. Eugene Sharer
E. Eugene Sharer
Interim Principal Financial Officer