Form 10-Q
period 2008-06-30
Airbee Wireless, Inc.
filed 2008-09-19
CIK 1297533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 124,070,140 shares of Common Stock par value of $0.00004 as of July 28, 2008.

Transitional Small Business Disclosure Form (check one): Yes ☐ No ☑

AIRBEE WIRELESS, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
(UNAUDITED)

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2008	2007
Current Assets:
Cash and cash equivalents	$87,481	$1,925
Accounts receivable, net	40,000	89,960
Deferred financing costs - current	482,045	-
Prepaid expenses and other current assets	31,525	4,589

Total Current Assets	641,051	96,474

Fixed assets, net of depreciation	206,060	212,793

Intangible assets	196,405	268,913
Deferred financing costs	341,146	79,265
Other assets	70,397	68,656
	607,948	416,834

TOTAL ASSETS	$1,455,059	$726,101

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Notes payable - related party	$55,389	$133,580
Notes payable - other	456,100	2,024,952
Litigation liability	-	718,411
Fair value of derivatives	392,485	458,167
Convertible debentures, net of discount	1,751,004	484,892
Warrants liability	1,193,532	62,229
Liability for stock to be issued	-	10,000
Accounts payable and accrued expenses	3,067,848	2,903,222

Total Current Liabilities	6,916,358	6,795,453

Long-term Liabilities:
Convertible debentures, net of discount	1,326,962	-

Total Liabilities	8,243,320	6,795,453

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.00004 Par Value; 200,000,000 shares authorized; 137,975,797 and 132,055,795 shares issued; 14,142,511 and 14,142,511 shares held in escrow; and 123,833,286 and 116,253,248 shares outstanding	4,953	4,650
Additional paid-in capital	11,756,295	15,625,500
Unearned compensation	(5,555)	(6,660)
Prepaid consulting	-	(83,333)
Other accumulated comprehensive income	30,202	63,938
Shares issued for deferred financing, net of $3,450,069 discount	-	(4,216,751)
Accumulated deficit	(18,276,617)	(17,159,157)
	(6,490,722)	(5,771,813)
Less: treasury stock, 1,660,036 and 1,660,036 shares at cost	(297,539)	(297,539)
Total Stockholders' Deficit	(6,788,261)	(6,069,352)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,455,059	$726,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
		Restated		Restated
	2008	2007	2008	2007

OPERATING REVENUES
Sales	$40,000	$23,238	$40,000	$2,448

COST OF SALES	-	-	-	-

GROSS PROFIT	40,000	23,238	40,000	2,448

OPERATING EXPENSES
Compensation and professional fees	1,666,246	1,786,680	851,456	1,259,565
Stock option compensation expense	1,521	27,965	1,521	27,496
Research and development	60,000	10,432	35,000	5,590
Selling, general and administrative expenses	444,503	684,767	285,733	482,673
Depreciation and amortization	282,173	98,989	162,132	43,304
Total Operating Expenses	2,454,443	2,608,833	1,335,842	1,818,628

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,414,443)	(2,585,595)	(1,295,842)	(1,816,180)

OTHER INCOME (EXPENSE)
Fair value adjustments on derivatives and warrants	362,063	62,008	79,254	352,826
Other income	1,420,361	18,959	1,398,425	-
Interest expense	(485,441)	(466,289)	(186,535)	(259,911)
Total Other Income (Expense)	1,296,983	(385,322)	1,291,144	92,915

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,117,460)	(2,970,917)	(4,698)	(1,723,265)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,117,460)	$(2,970,917)	$(4,698)	$(1,723,265)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.03)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	108,200,055	89,270,904	115,147,445	97,825,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

		Restated
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,117,460)	$(2,970,917)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Depreciation and amortization	119,657	98,989
Common stock and warrants issued for services	545,604	717,229
Common stock and warrants issued for interest payments	84,015	-
Liability for stock to be issued for services	-	40,000
Common stock issued for penalty returned	(680,000)	-
Forgiveness of debt	(740,264)	-
Gain on valuation of derivatives	(362,063)	(62,008)
Amortization of derivative discounts	-	87,500
Stock option compensation expense 123R	8,221	27,222
Amortization of financing costs	162,516	7,728
Gain (Loss) on foreign currency translations	(33,736)	9,870
Amortization of unearned compensation	1,105	7,984
Extension and late payment fees on bridge loans	248,381	213,731
Litigation settlement	(253,411)	277,969
Amortization of prepaid consulting	83,333	166,667
Excess tax benefits from share-based payment arrangement	(2,877)	(9,788)

Changes in assets and liabilities
Decrease (Increase) in accounts receivable	49,960	(2,448)
Decrease (Increase) in prepaid expenses and other current assets	(26,936)	18,401
(Increase) in other assets	(1,741)	(8,045)
Increase in accounts payable and accrued expenses	216,284	526,942
Total adjustments	(581,952)	2,117,943

Net cash (used in) operating activities	(1,699,412)	(852,974)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(30,432)	-
Acquisitions of intangible assets	(9,984)	(69,183)

Net cash (used in) investing activities	(40,416)	(69,183)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

		Restated
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issuances	$-	$70,000
Proceeds from convertible debentures	1,881,168	-
Proceeds from notes payable - other	80,100	620,064
(Payments of) notes payable - other	(55,000)	-
Proceeds from secured convertible debenture	-	150,000
Proceeds from (Payments of) notes payable - related party, net	(83,761)	27,960
Excess tax benefits from share-based payment arrangement	2,877	9,788

Net cash provided by financing activities	1,825,384	877,812

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	85,556	(44,345)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	1,925	59,298

CASH AND CASH EQUIVALENTS - END OF PERIOD	$87,481	$14,953

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$25,055	$19,547
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Common stock and warrants issued for services	$545,604	$717,229

Common stock inssued for deferred financing (Mercatus), net of discount	$-	$4,216,751

Stock options vested during period	$8,221	$27,222

Reverse issuance of common stock; overruled by court order	$-	$131,268

Common stock returned upon cancellation of deferred financing, net of discount	$4,216,751	$-

Warrants converted to liability	$1,547,992	$-

Warrants removed from liability	$-	$59,621

Conversion of note payable - other and accrued interest to common stock	$348,000	$60,225

Use of pledged collateral for settlement of note payable and accrued interest	$-	$72,561

Conversion of related party notes payable, accrued salaries payable and accrued interest to common stock	$-	$40,266

Liability for stock to be issued for prepaid consulting fees	$-	$500,000

Liability for stock to be issued for services	$(10,000)	$40,000

Conversion of accrued interest (included in accounts payable and accrued expenses) to common stock	$18,528	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
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

The condensed consolidated financial statements include the accounts of Airbee Wireless, Inc. (the “Company”) and its wholly owned subsidiary Airbee Wireless (India) Pvt. Ltd., located in India, for the six and three months ended June 30, 2008 and 2007, respectively. All significant inter-company accounts and transactions have been eliminated in consolidation. Accounts denominated in non-U.S. currencies have been re-measured using the U.S. Dollar as the functional currency.

The condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $18.28 million as of June 30, 2008. The Company's operations have been financed primarily through a combination of issued equity and debt. For the six months ended June 30, 2008, the Company had a net loss of approximately $1,117,500 and cash used in operations of approximately $1,699,000.

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

Income tax benefit is computed on the pretax loss based on current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and its financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the six months ended June 30, 2008 and 2007, respectively.

5.	Fixed Assets

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

6.	Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at June 30, 2008 and 2007 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred losses since inception as a result of funding its research and development, including the development of its intellectual property portfolio which is key to its core products.

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2008	June 30, 2007 Restated

Net Loss	($1,117,460)	($2,970,917)

Weighted-average common shares outstanding (Basic)	108,200,055	89,270,904

Weighted-average common stock Equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	108,200,055	89,270,904

7.	Stock-Based Compensation

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

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. Amortization expense for the six months ended June 30, 2008 and 2007 was $1,105 and $7,984, respectively.

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

The following table summarizes the stock option activity for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding, December 31, 2007	1,728,000	0.2995	4.69

Options granted	-	-	-

Options reinstated	-	-	-

Options exercised	-	-	-

Options cancelled	33,000	0.2995	3.70

Options forfeited or expired	-	-	-

Outstanding, June 30, 2008	1,695,000	0.3037	3.54

Options exercisable, June 30, 2008	1,378,125	0.2964	3.15

8.	Goodwill and Other Intangible Assets

The identifiable intangible assets presented on the condensed consolidated balance sheet represent the intellectual property that was capitalized post-technological feasibility. Management will continue to monitor and assess any impairment charges against those assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Beginning with the second quarter of 2005, the Company began amortizing its intellectual property costs over a five year period. The amortization amount for the current quarter is calculated based upon the ending balance of intellectual property from the preceding quarter. The amount amortized for the six months ended June 30, 2008 and 2007 was $15,100 and $15,100, respectively.

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

The main components of intangible assets are as follows:

	Six Months Ended June 30, 2008
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$116,090	$98,150	$17,940
Patent	10,449	-	10,449
Capitalized Research & Development	403,888	235,872	168,016
Total Intangible Assets	$530,427	$334,022	$196,405

	Year Ended December 31, 2007
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$116,090	$83,050	$33,040
Patent	464	-	464
Capitalized Research & Development	403,888	168,479	235,409
Total Intangible Assets	$520,442	$251,529	$268,913

Amortization expense for the next five years ending June 30 are expected to be as follows: $152,724 in 2009; $33,696 in 2010, and $0 in 2011 through 2013.

9.	Recent Accounting Pronouncements

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

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's consolidated financial statements. See Note 13 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS No. 160 should not have a material impact on the condensed consolidated financial position or results of operations.

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

10.	Debt

Notes Payable - Other

In September 2005, a former director loaned the Company $100,000 in return for an unsecured demand promissory note. The terms of the note provided for interest at 6.5% per annum. Payment of the note was guaranteed by an affiliate of the Company. On September 19, 2006, the Company issued its promissory note for $100,000 due December 31, 2006 to replace the prior note. The terms of the note provided for interest at 10.0% per annum. The note was secured by 555,555 pledged shares of stock which are held by an escrow agreement pursuant to a written escrow agreement. The parties have engaged in discussions extending the due date but have not reached agreement and the Company has been served with a summons and complaint. The negotiations between the parties are continuing.

On May 18, 2006, Henry and Catherine Zimmer (the “Zimmers”), two accredited investors, accepted the Company’s term sheet for senior secured bridge loans by providing $385,000 cash to the Company. The terms of this bridge loan were: interest at 12% per annum, compounded monthly; payable in ninety (90) days, the Company having the option of extending for another 30 days for a fee of 8% of the amount provided the Company. The indebtedness is secured by the Company’s assets. The Company exercised its option to extend the term for an additional thirty (30) days. If the loan was not repaid by the end of its term plus the optional extension, the Company agreed to pay a penalty of 10% of the dollar value of the amount outstanding; the Company further agreed to pay an additional 10% penalty for each quarter thereafter that the loan remained unpaid. These accredited investors also received 577,500 warrants to purchase common stock at the ratio of 1.5 common shares for each $1.00 loaned. The warrants have a three year term and an exercise price of $0.50 per share. These accredited investors made subsequent loans to the Company totaling $215,000 which were added to this bridge loan on the same terms and conditions between December 15, 2006 and February 28, 2007. In addition, the Company issued a total of 2,022,500 warrants to purchase common stock. These warrants have an exercise price of $0.40 per share and expire at various dates through January 29, 2009. As a result of its failure to make timely payment, the Company issued 3,200,000 shares of its restricted common stock pursuant to the terms of the loan documents. As of April 15, 2008 the total amount due the Zimmers for outstanding principal, interest and penalties was $1,411,368. On April 15, 2008, the Company entered into a Note and Settlement Agreement (“Note”) with the Zimmers. The new Note replaces all prior Bridge Note documents and has a face value of $700,000 at 8.5% simple interest payable monthly in cash or stock at discrete times at the Company’s option. The Zimmers have the option of converting up to $200,000 of the Note to common stock at a conversion rate of $0.044 per share. The term of the Note is two years. The Zimmers returned to the Company the 3,200,000 shares issued pursuant to the Bridge Note and the Company agreed to reprice the outstanding warrants strike price to $0.17 per share. The parties also executed a full mutual release for any and all actions prior to the date of the Note.

On April 3, 2007 the Company executed a promissory note for $100,000 to Memphis Scale Works, Inc. The note bears interest at the rate of 12% per annum. As an inducement to make the loan the Company issued 200,000 restricted shares of its common stock to maker. The note was due May 2, 2007 but is still outstanding. The parties have engaged in discussions extending the due date but have not reached agreement as of August 12, 2008 although no notice of default has been issued.

On May 11, 2007 the Company executed a promissory note for $20,000 to Larry Watkins. The note bore interest at the rate of 10% per annum for the first fifteen days, increasing to 15% per annum thereafter. As an inducement to make the loan the Company issued 20,000 warrants to purchase restricted shares of its common stock to maker exercisable over 18 months at an exercise price of $0.50 per share. The note was due September 30, 2007 but is still outstanding. The parties have engaged in discussions extending the due date but have not reached agreement as of June 30, 2008. See Note 16 - Subsequent Events for additional details.

On May 11, 2007 the Company executed a promissory note for $20,000 to Robert Noone. The note bore interest at the rate of 12% per annum. As an inducement to make the loan the Company issued 100,000 warrants to purchase restricted shares of its common stock to maker exercisable over 18 months at an exercise price of $0.50 per share. The note was due September 30, 2007 but is still outstanding. The parties have engaged in discussions extending the due date but have not reached agreement as of July 28, 2008 although no notice of default has been issued.

On May 11, 2007 the Company executed a promissory note for $30,000 to Henry Zimmer. The note was interest-free for the first 30 days of its term and subsequently bore interest at the rate of 12% per annum. The note was due with 72 hours of receipt of any new significant financing and is still outstanding and is not part of the Note and Settlement Agreement dated April 15, 2008 between the Company and Henry and Catherine Zimmer.

On June 1, 2007 the Company executed a promissory note for $10,000 to Shekar Viswanathan. The note bore interest at the rate of 10% per annum. The note was due July 6, 2007 but remained outstanding until April 30, 2008 when the Company issued 272,917 shares of common stock in full payment of principal and accrued interest.

On November 26, 2007 the Company executed a promissory note for $112,000 to Jerry Michie. The note bears interest at the rate of 12% per annum. As an inducement to make the loan the Company issued 400,000 restricted shares of its common stock to Mr. Michie. The note is convertible at holder’s option; the conversion price is the five day weighted average closing price of the Company’s stock for the five trading days preceding conversion. The note is due 90 days after date. If the Company fails to repay the note within the time allotted, the Company will issue 1 million shares to the holder and the interest rate will increase to 22% per annum from the due date until the note is repaid. The parties have engaged in discussions extending the due date but have not reached agreement as of August 12, 2008 although no notice of default has been issued.

On December 10, 2007 the Company executed a promissory note for $44,500 to Marcus Perez. The note bore no interest, the Company having issued 400,000 restricted shares of its common stock and issued 400,000 three-year warrants with an exercise price of $0.05 per share and 300,000 three-year warrants with an exercise price of $0.12 per share. The note is convertible at holder’s option; the conversion price is the five day weighted average closing price of the Company’s stock for the five trading days preceding conversion. The note is due within five business days after the Company receives any funding from an investment group or from generated revenue, whichever first occurs. On January 4, 2008, the Company executed a promissory note for $60,000 to Marcus Perez. The promissory note was due within five business days after receipt of any funding from an investment group or from generated revenue and bore interest at the rate of 12% per annum. The note had a conversion feature exercisable at the holder’s option. On January 25, 2008 the Company issued 1,000,000 shares of common stock in partial payment of $24,151 of principal. On June 23, 2008 the Company issued 1,442,448 shares of common stock in partial payment of $26,349 of principal and $5,042 of accrued interest. The remaining principal balance on Mr. Perez’s notes is $54,000.

On January 10, 2008, the Company executed a promissory note for $10,100 to Rudolph Cane, Jr. The note bears interest at the rate of 12% per annum and is due July 9, 2008. The note has a conversion feature exercisable at the holder’s option. In further consideration of the note, the Company issued 50,000 warrants to purchase common shares of its restricted common stock exercisable for three years at $0.25 per share. The parties have engaged in discussions extending the due date but have not reached agreement as of July 28, 2008 although no notice of default has been issued.

On January 15, 2008, the Company executed a promissory note for $10,000 to Dave Brubaker. The note bears interest at the rate of 12% per annum and is due July 16, 2008. The note has a conversion feature exercisable at the holder’s option. In further consideration of the note, the Company issued 50,000 warrants to purchase common shares of its restricted common stock exercisable for three years at $0.25 per share. The parties have engaged in discussions extending the due date but have not reached agreement as of July 28, 2008 although no notice of default has been issued.

Convertible Debentures

On December 29, 2005, the Company executed a convertible debenture for $500,000 to Montgomery Equity Partners Ltd. (“Montgomery”). The convertible debenture is secured by substantially all of the assets of the Company, pledged shares of stock of three affiliates of the Company, and 13.5 million pledged shares of stock (which are not counted as outstanding shares until converted pursuant to the terms of the Stock Purchase Agreement and Escrow Agreement that were part of this transaction). The pledged shares are held by an escrow agent, who is Montgomery’s general counsel, a partner of Montgomery’s general partner and Montgomery’s attorney for this transaction, pursuant to a written escrow agreement. Pursuant to the terms of the convertible debenture, Montgomery disbursed $350,000 upon the date the debenture was executed and the remaining $150,000 was disbursed on April 8, 2007. The debenture is convertible at the option of the holder into common shares of the Company at a price per share equal to 80% of the lowest closing value 10 days prior to the closing date or 10 days prior to the conversion date. In addition, the Company issued 2,000,000 freestanding warrants exercisable over three years as follows: 1,000,000 warrants at a strike price of the lesser of 80% of the average closing bid price for the 5 trading days preceding exercise or $0.20 per share; 500,000 warrants at a strike price of the lesser of 80% of the average closing bid price for the 5 trading days preceding exercise or $0.30 per share; and 500,000 warrants at a fixed strike price of $0.001. Montgomery has exercised all 2,000,000 warrants in cashless exercises and received a total of 1,337,009 shares of common stock. During 2007, Montgomery converted $380,000 of the debentures and received 4,134,615 shares, leaving a balance due upon maturity of $120,000. The Company was unable to pay the outstanding debentures on December 29, 2007 and was in default under the terms of the debentures. After negotiations, Montgomery converted an additional $66,700 of the debentures on January 28, 2008, receiving 5,210,938 shares, sold $13,300 of the debentures to BARTFAM LP on January 30, 2008, and retained $40,000 for its own account. The purchase price of the January 30th transaction was $98,842, consisting of $13,300 for the debentures, outstanding and accrued interest of $35,012, a redemption fee of $1,330 and liquidated damages of $49,200. Montgomery also assigned its security interest to BARTFAM LP, which also took possession of the 15,318,833 pledge shares held in escrow. On April 5, 2008, Montgomery converted the remaining $40,000 of its debentures and received 1,666,667 shares of common stock.

On October 5, 2007, the Company executed a $350,000 convertible debenture with Golden Gate Investors, Inc. (“Golden Gate”). Pursuant to its terms, Golden Gate disbursed $350,000 to the Company upon execution. The convertible debenture was due October 4, 2008 and accrued interest at 8.75% per year. In addition, the Company issued 2,000,000 warrants to purchase common stock exercisable at $0.12 per share. The warrants expire on October 4, 2010. When a condition of default occurred Golden Gate accelerated the note in December 2007. When the Company was unable to repay the note, Golden Gate began selling 10 million pledged shares, which it completed in February 2008. On April 24, 2008, Golden Gate converted $20,000 of its remaining debentures and received 1,015,486 shares of common stock. On June 13, 2008, Golden Gate converted $14,000 of its remaining debentures and received 911,874 shares of common stock. As of June 30, 2008, the remaining balance owed to Golden Gate is approximately $12,800 plus accrued interest.

On February 6, 2008 and effective as of January 30, 2008, the Company entered into a Debenture and Warrant Purchase Agreement, as amended, with Bartfam LP, et al (“Bartfam”) by which Bartfam agreed to purchase and the Company agreed to sell approximately $1.4 million of secured convertible debentures in three tranches convertible at $0.02 per share. In addition, the Company agreed to issue 37,364,667 warrants to purchase common stock exercisable as follows: 12,454,889 warrants at $0.10 per share; 12,454,889 warrants at $0.20 per share; and 12,454,889 warrants at $0.30 per share. The warrants expire on the fifth anniversary of the date of issuance. The first tranche of $500,000 was disbursed to the Company on February 6, 2008 upon the Company’s execution of a two-year 12% secured convertible debenture with interest payable quarterly. The second tranche of $500,000 was disbursed to the Company on April 15, 2008 upon the execution of a two-year 12% secured convertible debenture with interest payable quarterly. The third tranche of $401,158 was disbursed to the Company on May 29, 2008 upon the execution of a two-year 12% secured convertible debenture with interest payable quarterly. With the funding of the first tranche, the Company issued 4,444,500 warrants exercisable at $0.10, 4,444,500 warrants exercisable at $0.20, and 4,444,500 warrants exercisable to $0.30. With the funding of the second tranche, the Company issued 4,444,500 warrants exercisable at $0.10, 4,444,500 warrants exercisable at $0.20, and 4,444,500 warrants exercisable to $0.30. With the funding of the third tranche, the Company issued 3,565,889 warrants exercisable at $0.10, 3,565,889 warrants exercisable at $0.20, and 3,565,889 warrants exercisable to $0.30.

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

Effective as of April 17, 2008, the Company entered into a Debenture and Warrant Purchase Agreement with Anita Green (“Green”) by which Green agreed to purchase and the Company agreed to sell $200,000 of secured convertible debentures convertible at $0.05 per share. The debentures have a two-year term with interest payable quarterly at 10% per annum. In addition, the Company agreed to issue 3,200,000 warrants to purchase common stock exercisable at $0.10 per share. The warrants expire on April 17, 2013.

Bridge Loan Derivatives

Between April 16, 2006 and May 5, 2006, five accredited investors accepted the Company’s term sheet for convertible senior secured bridge loans by providing a total of $115,000 cash to the Company. The terms of these bridge loans are: interest at 12% per annum, compounded monthly; repayable in ninety (90) days but the Company has the option of extending for another 30 days for a fee of 8% of the amount provided the Company; these five accredited investors have the option to convert their bridge loans to restricted shares of common stock at an exercise price of the lower of the average closing bid price of the Company’s stock for the five trading days preceding the date of the conversion or the market price of the stock on the trading day preceding the conversion. The Company exercised its option to extend the term for an additional thirty (30) days for these five loans. If the bridge loans are not repaid or converted by the end of their terms plus the optional extension, the Company will pay a penalty of 10% of the dollar value of the amount outstanding; the Company will pay an additional 10% penalty for each quarter thereafter that the bridge loans remain unpaid. These five accredited investors also received warrants to purchase common stock at the ratio of one common share for each $2.00 loaned. All warrants have a three year term and an exercise price of $0.50 per share. The warrants and any shares converted have piggyback registration rights. The Company has not repaid the bridge loans and the outstanding balance including accrued interest and penalties is $344,537. As a result of the conversion rights associated with these bridge loans, the Company recorded these bridge loans as a derivative liability valued at $350,587. The loss on this derivative for the three months ended June 30, 2008 was $6,050.

Notes Payable - Related Parties

The Company entered into promissory notes with some of its officers. There are amounts outstanding under these notes. These amounts accrue interest at varying rates between 6.0% and 12.0% annually. In February 2008, the Company repaid $83,761 in full payment of principal and accrued interest on an officer’s notes. As of June 30, 2008, the Company has $55,389 outstanding under these notes plus $2,369 in accrued interest. Because the remaining notes are demand notes, they are therefore reflected as current liabilities on the condensed consolidated balance sheets. The notes relate to services rendered or funds loaned to the Company.

Principal payments on all notes payable for the next five years ending June 30 are due as follows: $887,824 in 2009, $3,046,168 in 2010, and $0 in 2011 through 2013.

11.	Stockholders’ Equity

The Company has 200,000,000 shares of common stock, par value $0.00004, authorized at June 30, 2008, with 137,975,797 common shares issued, 14,142,511 shares held in escrow, 1,660,036 shares in treasury, and 123,833,286 shares outstanding.

The following stock transactions occurred in the three months ended June 30, 2008:

On April 11, 2008, the Company issued 1,666,667 restricted shares to Montgomery Equity Partners, Ltd. for the conversion of $40,000 of the $500,000 secured convertible debentures due December 29, 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On April 15, 2008, the Company issued 13,333,500 warrants to purchase our common stock to Bartfam in connection with their $500,000 convertible debenture of even date. The warrants expire April 15, 2013 and were issued as follows: 4,444,500 warrants are exercisable at $0.10 per share, 4,444,500 warrants are exercisable at $0.20 per share, and 4,444,500 warrants are exercisable at $0.30 per share. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On April 15, 2008, the Company cancelled 3,900,000 warrants to purchase common stock incorrectly issued to Allen & Associates LLC on February 6, 2008 due to a clerical error and issued 2,500,000 warrants to purchase common stock to Allen & Associates LLC as part of a success fee pursuant to a management and financial consulting agreement. The warrants are exercisable at $0.02 per share and expire on April 15, 2013. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On April 15, 2008, the Company issued 560,000 warrants to purchase common stock to Steve Barnes as part of a success fee pursuant to a financial consulting agreement. The warrants are exercisable at $0.05 per share and expire on April 15, 2013. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On April 15, 2008, the Company issued 3,200,000 warrants to purchase common stock to Anita Green in connection with her $200,000 convertible debenture of even date. The warrants are exercisable at $0.10 per share and expire on April 15, 2013. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On April 16, 2008, the Company issued 2,500,000 warrants to purchase common stock to Allen & Associates LLC as part of a success fee pursuant to a management and financial consulting agreement. The warrants are exercisable at $0.02 per share and expire on April 15, 2013. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On April 16, 2008, the Company issued 2,841,667 warrants to purchase our common stock to Richard Sommerfeld in connection with his $465,000 convertible debenture of even date. The warrants expire April 16, 2013 and were issued as follows: 1,550,000 warrants are exercisable at $0.10 per share, 775,000 warrants are exercisable at $0.20 per share, and 516,667 warrants are exercisable at $0.30 per share. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On April 17, 2008, the Company issued 400,000 warrants to purchase common stock to Allen & Associates LLC as part of a success fee pursuant to a management and financial consulting agreement. The warrants are exercisable at $0.05 per share and expire on April 17, 2013. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On April 25, 2008, the Company issued 1,015,486 restricted shares to Golden Gate Investors, Inc. for the conversion of $20,000 of the $350,000 secured convertible debentures issued October 5, 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On April 28, 2008, the Company cancelled 3,200,000 restricted shares previously issued as a non-payment penalty to Henry and Catherine Zimmer, these shares being returned to the Company as part of the Promissory Note and Settlement Agreement dated April 15, 2008 more fully described in Note 10, above.

On April 30, 2008, the Company issued 272,917 restricted shares of stock to Shekar Viswanathan, an accredited investor, to settle a note payable totaling $10,915 including accrued interest. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On April 30, 2008, the Company issued 334,783 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $12,500 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On May 1, 2008, the Company issued 5,750,000 restricted shares to Bartfam pursuant to the anti-dilution provisions of the Debenture and Warrant Purchase Agreement dated January 30, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On May 15, 2008, the Company issued 176,865 restricted shares to Catherine Zimmer in payment of $4,958 in interest due pursuant to the Promissory Note and Settlement Agreement dated April 15, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On May 15, 2008, the Company issued 182,558 restricted shares to the Empire Financial Investors in payment of $5,264 in interest due pursuant to the Debenture and Warrant Purchase Agreements dated January 30, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On May 15, 2008, the Company issued 349,508 restricted shares to Bartfam in payment of $10,028 in interest due pursuant to the Debenture and Warrant Purchase Agreements dated January 30, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On May 15, 2008, the Company issued 11,621 restricted shares to Bartfam in payment of interest due pursuant to the convertible debenture acquired from Montgomery on January 30, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On May 29, 2008, the Company issued 10,697,667 warrants to purchase our common stock to Bartfam in connection with their $500,000 convertible debenture of even date. The warrants expire May 29, 2013 and were issued as follows: 3,565,889 warrants are exercisable at $0.10 per share, 3,565,889 warrants are exercisable at $0.20 per share, and 3,565,889 warrants are exercisable at $0.30 per share. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On May 29, 2008, the Company issued 2,005,788 warrants to purchase common stock to Allen & Associates LLC as part of a success fee pursuant to a management and financial consulting agreement. The warrants are exercisable at $0.02 per share and expire on May 29, 2013. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On May 31, 2008, the Company issued 300,280 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $12,500 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On June 13, 2008, the Company issued 911,874 restricted shares to Golden Gate Investors, Inc. for the conversion of $14,000 of the $350,000 secured convertible debentures issued October 5, 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On June 23, 2008, the Company issued 1,442,448 restricted shares of stock to an accredited investor to partially settle $31,391 of notes payable and accrued interest. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On June 24, 2008, the Company issued 1,000,000 restricted shares of stock to Memphis Scale Works, Inc. pursuant to the default provisions of a promissory note made in 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On June 30, 2008, the Company issued 458,792 restricted shares to the Empire Financial Investors in payment of $8,377 in interest due pursuant to the Debenture and Warrant Purchase Agreements dated January 30, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On June 30, 2008, the Company issued 1,725,652 restricted shares to Bartfam in payment of $31,508 in interest due pursuant to the Debenture and Warrant Purchase Agreements dated January 30, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On June 30, 2008, the Company issued 27,241 restricted shares to Bartfam in payment of interest due pursuant to the convertible debenture acquired from Montgomery on January 30, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On June 30, 2008, the Company issued 547,681 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $12,500 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

12.	Commitments and Contingencies

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

To date, the Company has paid MindTree $275,000 pursuant to this agreement. MindTree has not yet issued any notice of default. By a series of additional agreements, the payment deadline has been extended to September 30, 2008. The Company expects to complete or substantially complete the repayment by the new deadline. MindTree has indicated that if repayment of the indebtedness is substantially complete it will agree to an additional extension of the agreement.

Litigation

On October 3, 2005, Richard Sommerfeld, Jr., the Company’s former chief financial officer (“Sommerfeld”) filed suit against the Company. Pursuant to the settlement agreement, plaintiff entered a consent judgment for $700,000 on September 26, 2007 and commenced judgment enforcement proceedings against the Company. The amount of the judgment plus statutory interest and costs is carried in the current liabilities section of the balance sheet. The parties reached a settlement on April 16, 2008. The Company agreed to pay Sommerfeld $350,000 which was allocated between salary, interest and legal fees. The Company also issued a Subordinated Secured Convertible Debenture to Sommerfeld in the amount of $465,000 at 12% interest and convertible at $0.05 per share. The debenture matures two years from the date of the agreement. In addition, the Company issued Sommerfeld 2,841,667 warrants to purchase common stock at various rates of $0.10, $0.20 and $0.30 per share. Sommerfeld agreed to have the judgment marked “Paid and Satisfied” and joined in a consent motion for the return of the Company’s property seized under judgment enforcement proceedings. Sommerfeld also executed an inter-creditor agreement with the Company and its senior creditors.

Accounting Treatment of Stock Based Compensation

A special committee of the Company’s Board of Directors is conducting an investigation, for which it has retained special counsel, into tax and accounting issues arising out of the issuance, in 2006, of common stock to certain officers of the Company in payment for compensation deferred in prior years. The investigation is not complete. As a result, the Company cannot determine (a) whether it or any of its directors or officers at the time of such issuance have any liability in connection with the issuance and/or characterization for tax and accounting purposes of such issuance; or, (b) in the event that there is such liability, its nature or extent; or (c) whether any such liability would be considered material to the Company. Based on information currently available to the special committee and the Company, however, it is anticipated that any financial impact (i) will not be material to the Company’s statement of operations for fiscal year 2006; (ii) will not affect the net loss per share ($.07) reported for 2006; and (iii) will not materially affect the Company’s financial condition as a whole. At the conclusion of the investigation, the Company will both report on its results and determine whether it is necessary or appropriate to restate its financial statements for 2006 or any subsequent year.

13.	Fair Value Measurements

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008.

Fair Value Measurements on a Recurring Basis as of June 30, 2008

	Level I	Level II	Level III	Total
Assets	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-

Liabilities	$-	$5,120,083	$-	$5,120,083
Total Liabilities	$-	$5,120,083	$-	$5,120,083

14.	Going Concern

As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2007 and 2006 and for the six months ended June 30, 2008. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

15.	Restatement

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

16.	Subsequent Events

On July 10, 2008, the Company issued 971,131 restricted shares of stock to Larry Watkins, an accredited investor, to settle a note payable totaling $23,501 including accrued interest.
On July 18, 2008, the Company issued 415,921 restricted shares of stock to Rudolph Cane, Jr., an accredited investor, to settle a note payable totaling $10,731 including accrued interest.

On July 24, 2008, Satya Akula commenced an action in the United States District Court for the Eastern District of Virginia by serving a summons and complaint on the Company and Sundaresan Raja (“Raja”). The complaint alleges that the Company and Raja are in default pursuant to the terms of September 19, 2006 promissory note in the principal amount of $100,000. Plaintiff seeks a judgment for the outstanding principal, accrued interest, collection costs and expenses and reasonable attorneys fees. Defendants answer is due August 13, 2008.

On July 31, 2008, Bartfam and the Company executed Amendment No. 1 to Security Agreement and Amendment No. 3 to Debenture and Warrant Purchase Agreement by which Bartman Bros., a California General Partnership, was added to the participating investors under the January 30, 2008 Debenture and Warrant Purchase Agreement and the third tranche of said Debenture and Warrant Purchase Agreement was increased by $500,000 to $901,158.

In early September, 2008, a special committee of the Company’s Board of Directors began an investigation, for which it has retained special counsel, into tax and accounting issues arising out of the issuance, in 2006, of common stock to certain officers of the Company in payment for compensation deferred in prior years. The investigation is not complete. As a result, the Company cannot determine (a) whether it or any of its directors or officers at the time of such issuance have any liability in connection with the issuance and/or characterization for tax and accounting purposes of such issuance; or, (b) in the event that there is such liability, its nature or extent; or (c) whether any such liability would be considered material to the Company. Based on information currently available to the special committee and the Company, however, it is anticipated that any financial impact (i) will not be material to the Company’s statement of operations for fiscal year 2006; (ii) will not affect the net loss per share ($.07) reported for 2006; and (iii) will not materially affect the Company’s financial condition as a whole. At the conclusion of the investigation, the Company will both report on its results and determine whether it is necessary or appropriate to restate its financial statements for 2006 or any subsequent year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “will,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses including the potential growth of advanced technologies and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007, including but not limited to those factors discussed in “Item 1A, Risk Factors.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Executive Summary

•
During the first half of 2008, our software engineers were engaged in demonstrating to our clients that our ZigBee-compliant ZigBee Pro software works on their hardware platforms in advance of signing licensing or application development agreements with them.

•
We had a $1,117,460 net loss before provision for income taxes in the first six months of 2008 on revenue of $40,000. We recorded a $362,063 gain in other income (expense) from the re-valuation of derivatives required under SFAS 133 and had other income of $1,420,361 from compromised debts. We raised $1,881,168 from the sale of convertible debentures to accredited investors and $80,100 in shareholder notes payable .

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

•	Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

•	The developmental stage of the industry in general may create delays as chip and radio manufacturers re-engineer their products to accommodate ZigBee-compliant software.

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

The Company reported $40,000 of revenue from planned operations in the first six months of 2008. We have continued our go-to-market strategy of licensing the major microcontroller and IEEE 802.15.4 radio companies, having previously announced agreements with several microchip manufacturers. We believe this will lead to two types of revenues - service revenue from customized stack work, integration support and application development and royalty revenue from the licensing of our stack. We previously announced a new product that facilitates low-power radio frequency (“RF”) application development for mesh networks including ZigBee.

We have also embarked on the design and development of a reference design board for use by developers for applications development and evaluation. The initial bill of material and board layout is complete and fabrication is expected to be finished in September. Upon completion, the unit will simulate any microprocessor and IEEE 802.15.4 radio combination on which the Airbee ZigBee stack will be loaded.

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

We operate an online help desk to support our prospective customers as they evaluate our products for their application and use, and worked extensively with the ATMEL corporation to attain certification of our software to both the 2006 ZigBee standard and the new PRO version. We are one of three companies whose ZigBee Pro software has been named a “Golden Unit” for subsequent compliance testing by independent testing laboratories. We note similar progress with our ZigBee module partner Radiocrafts, which now has more than 50 OEMs using our ZNS stack and ZAPP (SPPIO) application. We anticipate several of these will go into production later this year.

We will begin training programs for our customers to train their field application engineers after successful demonstration and evaluation by the OEMs. We expect this will result in increased opportunities with our partner’s customers. In addition, we participated in the ZigBee Developers program last year where we taught new developers how to use our stack to develop applications. We did so again at the European developers’ conference which was held in June 2008. We have also established a world class RF laboratory at our development center in Chennai, India, which has already produced real world knowledge about RF interference issues in the ZigBee environment.

The Company has implemented a service relationship for customers and potential customers which we have named “ZSupport”. This is an online system which is hosted by a Parature product. It provides the “Knowledge Base of Airbee Products” and is the medium to upload (and download) deliverables, product documentations and product documentation. It is also a medium of contact between our Customers and Airbee, the medium to promote the Company, its products and events. We have seen a further increased interest in our products from OEMs and system integrators in the quarter. We experienced a significant increase in the customer registrations in the first quarter which increased steadily after the ZigBee-PRO certification was announced, have continued to increase during the second quarter of 2008 and are expected to go up in subsequent quarters. These registrations give us valuable insight as to customer preferences as far as favored transceiver and microcontroller, give us the customer profile, download history and metrics and input for questions.

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

Since late January 2008 when our status as a ZigBee Pro “Golden Unit” was confirmed and our software certified ZigBee compliant, we have been developing a solution for a significant client which has been delivered for evaluation. Barring unforeseen issues and the client’s satisfaction, we expect to solidify the arrangement in the third or fourth quarter. We expect to address other OEMs following the evaluation period. We also previously disclosed that we had an initial development contract with NXP which has gone very well and NXP has indicated that they are ready to proceed to the next phase with expanded scope and access to their client set. That effort should also begin in the third quarter. The principal terms of such agreement have been negotiated but not yet completed pending final review of the initial effort. We have also engaged two new chip manufacturers in discussions and have negotiated the principle terms of an agreement with one of them which is now ready for go-ahead in early October. We anticipate an agreement with the other chip manufacturer will be signed before the end of the year.

Our engineering team has been engaged to build a solution for a major international medical application. The application may go into production late this year, pending testing and the client’s satisfaction. If successful, it would be the largest revenue producer for us thus far. Pricing and projected cost discussions have been held between the parties.

The Mercatus financing did not close in the third quarter of 2007 as anticipated. Airbee terminated the transaction due to the delay in funding at the beginning of this year. In late January, we concluded an agreement with Bartfam, a California Limited Partnership, which funded its first tranche of $500,000 on February 6, 2008. The second and third tranches totaling $901,158 were funded in the second quarter. We also received partial funding from Empire Financial investors totaling $280,000 which has not yet completely closed. Airbee expects to receive a total of $500,000 from the Empire Financial investors transactions once they are completely closed. We have concluded an agreement with a new investor on April 17, 2008 worth $200,000. We are seeking further investment from institutional entities in the next few months.

Results of Operations

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

During the first six months of 2008 we had $40,000 in operating revenues, resulting in a net loss applicable to common shares of $1,117,460, or $0.01 net loss per share, compared to a net loss of $2,970,917 or $0.03 net loss per share for the same period in 2007. Cumulative net loss since inception totals $18,276,617.

Our net revenue for the six months ended June 30, 2008 increased to $40,000 as compared to $23,238 for the six months ended June 30, 2007. Our software was certified ZigBee compliant to the ZigBee Pro standard in January 2008 and we are one of the companies designated as a “golden unit” to be used in the certification process.

Operating expenses for the six months ended June 30, 2008 were $2,454,443 as compared to $2,608,833 for the six months ended June 30, 2007, a decrease of  6% or $154,390. This decrease, as further explained below, is principally due to decreases in compensation and professional fees, selling general and administrative expense and stock option compensation expense, which offset increases in research and development expense and depreciation and amortization.

Our overall decrease in compensation and professional fees for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was $120,434, to $1,666,246 from $1,786,680. This decrease consists of a decrease of $46,226 in compensation costs, a decrease of $93,016 in financing professional fees and an $18,808 increase in legal and accounting professional fees. Part of the decrease in compensation is attributable to vacancies in management positions in the US offset by increased staff in India but also the result of an unfavorable change in the exchange rate resulting from the weaker dollar. Financing professional fees decreased due to completion in February of the amortization of financing fees begun in 2007 despite cash payments for a 10% success fee totaling $198,000 as well as non-cash payments to our corporate finance and strategic counsel of restricted shares valued at $12,500 per month and the fair value of warrants to purchase common stock issued as part of a success fee plus financing arrangements with other short-term lenders.

Stock option compensation expense required by SFAS 123R was $1,521 for the six months ended June 30, 2008 as compared to $27,965 for the six months ended June 30, 2007. A total of 437,500 options issued prior to December 31, 2005 vested during the six months. The Company is now required to expense stock options granted in the period. This is a non-cash expense.

Selling, general and administrative expenses decreased to $444,503 in the first six months of 2008, down $240,264 or 35% from $684,767 in the first six months of 2007. This decrease was due primarily to decreases in marketing, consulting, travel, printing, dues and subscriptions, utilities and other costs which offset increases insurance, rent and other expenses. Our overall selling and marketing expenses consist primarily of marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs. Expenses, particularly certain marketing and compensation-related expenses, may vary going forward, depending in part on the level of revenue and profits. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.

Research and development expense for the six months ended June 30, 2008 was $60,000 compared to $10,432 for the six months ended June 30, 2007. The R&D expense for 2008 represents the cost of certification testing by the independent testing facility and development costs associated with the FPGA boards.

Depreciation and amortization expense for the six months ended June 30, 2008 increased $183,184 or 185% to $282,173 from $98,989 for the six months ended June 30, 2007. Depreciation expense for the six months was $25,815. Amortization of deferred financing costs accounted for $162,519 of the total expense for the six months. Amortization of capitalized research and development costs and intellectual property was $82,492 during the period. Amortization of leasehold improvements at our India office was $11,350 for the six months ended June 30, 2008. Interest expense for the six months ended June 30, 2008 increased $19,152 to $485,441 from $466,289 for the six months ended June 30, 2007. Interest costs associated with notes payable - related parties, notes payable - others and the bridge loans accounted for this increase.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

During the second quarter of 2008 we had $40,000 in operating revenues, resulting in a net loss applicable to common shares of $4,698, or $0.00 net loss per share, compared to a net loss of $1,723,265 or $0.02 net loss per share for the same period in 2007. Cumulative net loss since inception totals $18,276,617.

Our net revenue for the three months ended June 30, 2008 increased to $40,000 as compared to $2,448 for the three months ended June 30, 2007. Our software was certified ZigBee compliant to the ZigBee Pro standard in January 2008 and we are one of the companies designated as a “golden unit” to be used in the certification process.

Operating expenses for the three months ended June 30, 2008 were $1,335,842 as compared to $1,818,628 for the three months ended June 30, 2007, a decrease of 27% or $482,786. This decrease, as further explained below, is principally due to decreases in compensation and professional fees, selling, general and administrative expense and stock option compensation expense which offset increases in research and development expenses and depreciation and amortization.

Our overall decrease in compensation and professional fees for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007 was $408,109, to $854,456 from $1,259,565. This decrease consists of a decrease of $73,006 in compensation costs, a decrease of $372,342 in financing professional fees and a $37,239 increase in legal and accounting professional fees. Part of the decrease in compensation is due to unfilled management positions in the US partially offset by increased staff in India and an unfavorable change in the exchange rate resulting from the weaker dollar. Financing professional fees decreased due to completion in February of the amortization of financing fees begun in 2007 despite cash payments for success fees as well as non-cash payments to our corporate finance and strategic counsel of restricted shares valued at $12,500 per month and the fair value of warrants to purchase common stock issued as part of a success fee plus financing arrangements with other short-term lenders.

Stock option compensation expense required by SFAS 123R was $1,521 for the quarter ended June 30, 2008 as compared to $27,496 for the quarter ended June 30, 2007. A total of 437,500 options issued prior to December 31, 2005 vested during the quarter. The Company is now required to expense stock options granted in the period. This is a non-cash expense.

Selling, general and administrative expenses decreased to $285,733 in the second quarter of 2008, down $196,940 or 41% from $482,673 in the second quarter of 2007. This increase was due primarily to increases in loan transaction costs and other costs which offset decreases in travel, insurance, marketing and other expenses. Our overall selling and marketing expenses consist primarily of marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs. Expenses, particularly certain marketing and compensation-related expenses, may vary going forward, depending in part on the level of revenue and profits. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.

Research and development expense for the three months ended June 30, 2008 was $35,000 compared to $5,590 for the three months ended June 30, 2007. The R&D expense for the second quarter of 2008 represents development costs related to the FPGA board.

Depreciation and amortization expense for the quarter ended June 30, 2008 increased $118,828 or 274% to $162,132 from $43,304 for the quarter ended June 30, 2007. Depreciation expense for the quarter was $13,608. Amortization of deferred financing costs accounted for $101,516 of the total expense for the quarter. Amortization of capitalized research and development costs and intellectual property was $41,246 during the period. Amortization of leasehold improvements at our India office was $5,762 for the three months ended June 30, 2008. Interest expense for the three months ended June 30, 2008 decreased $73,376 to $186,535 from $259,911 for the three months ended June 30, 2007. Interest costs associated notes payable - others were offset by lower balances of notes payable - related parties, The elimination of interest costs associated with the Zimmer bridge loan resulting from the Company’s settlement with the Zimmers accounted for most of this decrease.

Liquidity and Capital Resources

Since inception, we have funded our operations principally from private placements of securities and management and shareholder loans and contributions of $7,573,706. As of June 30, 2008, we have $1,542,868 outstanding under related party notes and accrued payroll, and $358,511 in accrued interest. During the first six months of 2008, we received $80,100 in loans from shareholders and $1,881,168 from convertible debentures. Proceeds were used to pay down current payables and salaries of our development staff in India and to start settling our outstanding liabilities in the U.S.. We estimate we require approximately $5 million to continue operations for the next 12 months. Most of the funding will be allocated principally for sales, marketing and working capital. It is not anticipated that any lack of funding will impact upon the existing license and development agreements with our customers since our software development has been completed for four of our eight products that are under such license and development agreements.

We have incurred an accumulated deficit at June 30, 2008 of $18,276,617 compared to $17,159,157 at December 31, 2007. We had negative working capital at June 30, 2008 of $6,275,307 compared to negative working capital of $6,698,979 at December 31, 2007. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

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

On October 5, 2007, the Company executed a $350,000 convertible debenture with Golden Gate Investors, Inc. (“Golden Gate”). Pursuant to its terms, Golden Gate disbursed $350,000 to the Company upon execution. The convertible debenture was due October 4, 2008 and accrued interest at 8.75% per year. In addition, the Company issued 2,000,000 warrants to purchase common stock exercisable at $0.12 per share. The warrants expire on October 4, 2010. When a condition of default occurred Golden Gate accelerated the note in December 2007. When the Company was unable to repay the note, Golden Gate began selling 10 million pledged shares, which it completed in February 2008. On April 24, 2008, Golden Gate converted $20,000 of the outstanding debenture and received 1,015,486 shares of our common stock. On June 13, 2008, Golden Gate converted $14,000 of the outstanding debenture and received 911,874 shares of our common stock. As of June 30, 2008, the remaining balance is approximately $18,500 plus accrued interest.

On February 6, 2008 and effective as of January 30, 2008, the Company entered into a Debenture and Warrant Purchase Agreement, as amended, with Bartfam LP, et al (“Bartfam”) by which Bartfam agreed to purchase and the Company agreed to sell approximately $1.4 million of secured convertible debentures in three tranches convertible at $0.02 per share. In addition, the Company agreed to issue 37,364,667 warrants to purchase common stock exercisable as follows: 12,454,889 warrants at $0.10 per share with the first tranche; 12,454,889 warrants at $0.20 per share with the second tranche; and 12,454,889 warrants at $0.30 per share with the third tranche. The warrants expire on the fifth anniversary of the date of issuance. The first tranche of $500,000 was disbursed to the Company on February 6, 2008 upon the Company’s execution of a two-year 12% secured convertible debenture with interest payable quarterly. With the funding of the first tranche, the Company issued 4,444,500 warrants exercisable at $0.10, 4,444,500 warrants exercisable at $0.20, and 4,444,500 warrants exercisable to $0.30. The second tranche of $500,000 was disbursed on April 15, 2008 when the Company met the required benchmarks. With the funding of the second tranche, the Company issued 4,444,500 warrants exercisable at $0.10, 4,444,500 warrants exercisable at $0.20, and 4,444,500 warrants exercisable to $0.30. The third tranche of $401,157 was disbursed on May 29, 2008 and the Company issued 3,565,889 warrants exercisable at $0.10, 3,565,889 warrants exercisable at $0.20, and 3,565,889 warrants exercisable to $0.30.

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

Effective as of April 17, 2008, the Company entered into a Debenture and Warrant Purchase Agreement with Anita Green (“Green”) by which Green agreed to purchase and the Company agreed to sell $200,000 of secured convertible debentures convertible at $0.05 per share. The debentures have a two-year term with interest payable quarterly at 10% per annum. In addition, the Company agreed to issue 3,200,000 warrants to purchase common stock exercisable at $0.10 per share. The warrants expire on April 17, 2013. A total of $200,000 was disbursed to the Company in April 2008.

Our principal sources of liquidity have been private placements of our securities and loans from management and shareholders. There will continue to be an operating cash flow deficit from the licensing of embedded software in the near term.

Cash at June 30, 2008 and December 31, 2007, respectively, was $87,481 and $1,925. At June 30, 2008 and December 31, 2007, respectively, we had total stockholders’ deficit of $6,788,261 and $6,069,352.

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

With regard to our current liabilities at June 30, 2008, $55,389 is payable to a related note holder who has deferred repayment. However, as he left the Company during the second quarter of 2008, this related party note payable will have to be repaid soon. Trade payables at June 30, 2008 of $1,179,595 are outstanding and will be paid as they come due or as payment may be extended by agreement of the parties. Given the age of some of these payables, the Company will attempt to settle some of these outstanding payables at less than their full amount. One vendor, MindTree Consulting Pvt. Ltd. (“MindTree”), accounted for 28% of the Company’s accounts payable. MindTree provided services to the Company under a Time and Materials Contract dated March 30, 2005 (the T&M Contract”). On a monthly basis, MindTree invoiced the Company for work it performed. Payment terms were net 30 days. The Company was unable to pay the invoices as they became due and, by informal agreement, extended the repayment terms monthly. On December 15, 2005, the Company entered into a written agreement with MindTree by which it agreed to pay MindTree $200,000 on or before December 23, 2005 and $100,000 per month on the last business day of each succeeding month until the outstanding indebtedness of approximately $580,000 was fully paid. The Company’s performance was secured by the software code then in existence (the “Intellectual Property”) MindTree developed under the T&M Contract; the ZigBee version 1.0 software. If the Company defaulted in making any payment when due and such default was not cured within five business days after receipt of a notice of default, MindTree would be entitled to co-own the Intellectual Property, with any revenue the Company realized from the Intellectual Property during the co-ownership period to be split 50-50 with MindTree. To date, the Company has paid MindTree $275,000 pursuant to this agreement. As of June 30, 2008, the Company is behind in making the scheduled payments. MindTree has not yet issued any notice of default and has extended the deadline to substantially complete the repayment until September 30, 2008.

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

As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2007 and 2006 and for the six month period ended June 30, 2008. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to satisfy past due obligations, support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company expects to be able to satisfy its past-due accounts payable as additional financing is obtained and intends to negotiate lump-sum payment reductions with the larger vendors (MindTree excepted). The bulk of our contractual obligations are employment contracts with current management. Given management’s commitment to the success of the Company, it is not anticipated these contracts will be an impediment. Our long-term debt consists of secured convertible debentures, which the Company expects will be paid off or converted when substitute financing is arranged.

If circumstances require, the Company will renegotiate employment contracts with management to defer or convert (but not eliminate) its obligations under these contracts. It will also consider overhead reductions at its headquarters and at its India subsidiary. However, (a) the Company is leanly staffed at the administrative level and (b) staff cuts in India would adversely impact our ability to complete product development, deliver product and provide support.

Critical Accounting Estimates

General

Management’s discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States, or GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Note 2,  “Summary of Significant Accounting Policies” of Notes to the Consolidated Financial Statements for the year ended December 31, 2007 describes our significant accounting policies which are reviewed by us on a regular basis and which are also reviewed by senior management with our Board of Directors.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Tax and Accounting Treatment of Stock Based Compensation

A special committee of the Company’s Board of Directors is conducting an investigation, for which it has retained special counsel, into tax and accounting issues arising out of the issuance, in 2006, of common stock to certain officers of the Company in payment for compensation deferred in prior years. The investigation is not complete. As a result, the Company cannot determine (a) whether it or any of its directors or officers at the time of such issuance have any liability in connection with the issuance and/or characterization for tax and accounting purposes of such issuance; or, (b) in the event that there is such liability, its nature or extent; or (c) whether any such liability would be considered material to the Company. Based on information currently available to the special committee and the Company, however, it is anticipated that any financial impact (i) will not be material to the Company’s statement of operations for fiscal year 2006; (ii) will not affect the net loss per share ($.07) reported for 2006; and (iii) will not materially affect the Company’s financial condition as a whole. At the conclusion of the investigation, the Company will both report on its results and determine whether it is necessary or appropriate to restate its financial statements for 2006 or any subsequent year.

Contractual Obligations

Our long-term debt obligation increased during the interim period with the closing of convertible debentures totaling $1,101,158 with interest payable quarterly at 10% to 12% per annum. We are current with our interest payments through June 30, 2008 for these debentures.

Our purchase obligations are limited to employment contracts with company executives and senior staff. We have four written contracts for one to three years in duration, two of which expire on December 31, 2008 and the other two expired on or before May 15, 2008. The contracts contain automatic one-year extension provisions. New employment contracts are currently being negotiated.

Our operating leases are limited to the lease for office space in Chennai, India for our India subsidiary. We have signed a three-year lease for 6,000 sq. ft. of office space expiring on June 30, 2009. We just completed the second year of a three year lease. The current rent is approximately $5,471 per month with a 10% increase in the third year of the lease.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Regulation S-K, Rule 305(3).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and interim chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Company’s chief executive officer and interim chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective for the reasons disclosed below.

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

Changes in Internal Controls

The addition of a controller, the chartered accountant and the new policies and practices discussed above constitute changes in the Company’s internal control over financial reporting. The new policies and practices were implemented during the fourth quarter of 2006 and have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The new policies and practices arising from the material weakness giving rise to the restatements of the Company’s quarterly reports during 2007 were implemented during the third quarter of 2007 and have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of June 30, 2008.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

In an action commenced in the District Court of Maryland for Montgomery County in October 2005, our former chief financial officer sued us for non-payment of wages, interest, statutory damages and attorney’s fees. We filed an answer to the complaint generally denying liability and asserting seven counterclaims against plaintiff including breach of fiduciary duty and duty of loyalty. On July 1, 2007 the parties reached a mediated settlement by which we agreed to pay plaintiff $500,000 by August 14, 2007 or consent to entry of judgment against us of $700,000 if we failed to make payment on time. After several extensions of time to pay, plaintiff entered the consent judgment for $700,000 on September 26, 2007 and commenced post-judgment enforcement activities. The parties settled and the judgment was deemed “Paid and Satisfied” in April 2008. See the Litigation section of Note 12 - Commitments and Contingencies for additional information on this settlement.

In an action commenced in the United States District Court for the Eastern District of Virginia located in Alexandria, Virginia, Satya Akula, a former director and current note holder, sued the Company and Sundaresan Raja for non-payment of the promissory note. Defendants were served with the summons and complaint on July 24, 2008 and are required to file an answer on or before August 13, 2008. The Company and Raja are studying their options and intend to response appropriately before their time to answer expires.

From time to time, the Company is party to business disputes arising in the normal course of its business operations. The Company does not believe that any other action, standing alone, or in the aggregate, is currently material to the Company’s operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following stock transactions occurred in the second quarter of 2008:

On April 11, 2008, the Company issued 1,666,667 restricted shares to Montgomery Equity Partners, Ltd. for the conversion of $40,000 of the $500,000 secured convertible debentures due December 29, 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On April 15, 2008, the Company issued 13,333,500 warrants to purchase our common stock to Bartfam in connection with their $500,000 convertible debenture of even date. The warrants expire April 15, 2013 and were issued as follows: 4,444,500 warrants are exercisable at $0.10 per share, 4,444,500 warrants are exercisable at $0.20 per share, and 4,444,500 warrants are exercisable at $0.30 per share. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On April 15, 2008, the Company cancelled 3,900,000 warrants to purchase common stock incorrectly issued to Allen & Associates LLC on February 6, 2008 due to a clerical error and issued 2,500,000 warrants to purchase common stock to Allen & Associates LLC as part of a success fee pursuant to a management and financial consulting agreement. The warrants are exercisable at $0.02 per share and expire on April 15, 2013. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On April 15, 2008, the Company issued 560,000 warrants to purchase common stock to Steve Barnes as part of a success fee pursuant to a financial consulting agreement. The warrants are exercisable at $0.05 per share and expire on April 15, 2013. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On April 15, 2008, the Company issued 3,200,000 warrants to purchase common stock to Anita Green in connection with her $200,000 convertible debenture of even date. The warrants are exercisable at $0.10 per share and expire on April 15, 2013. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On April 16, 2008, the Company issued 2,500,000 warrants to purchase common stock to Allen & Associates LLC as part of a success fee pursuant to a management and financial consulting agreement. The warrants are exercisable at $0.02 per share and expire on April 15, 2013. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On April 16, 2008, the Company issued 2,841,667 warrants to purchase our common stock to Richard Sommerfeld in connection with his $465,000 convertible debenture of even date. The warrants expire April 16, 2013 and were issued as follows: 1,550,000 warrants are exercisable at $0.10 per share, 775,000 warrants are exercisable at $0.20 per share, and 516,667 warrants are exercisable at $0.30 per share. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On April 17, 2008, the Company issued 400,000 warrants to purchase common stock to Allen & Associates LLC as part of a success fee pursuant to a management and financial consulting agreement. The warrants are exercisable at $0.05 per share and expire on April 17, 2013. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On April 25, 2008, the Company issued 1,015,486 restricted shares to Golden Gate Investors, Inc. for the conversion of $20,000 of the $350,000 secured convertible debentures issued October 5, 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On April 28, 2008, the Company cancelled 3,200,000 restricted shares previously issued as a non-payment penalty to Henry and Catherine Zimmer, these shares being returned to the Company as part of the Promissory Note and Settlement Agreement dated April 15, 2008 more fully described in Note 10, above.

On April 30, 2008, the Company issued 272,917 restricted shares of stock to Shekar Viswanathan, an accredited investor, to settle a note payable totaling $10,915 including accrued interest. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On April 30, 2008, the Company issued 334,783 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $12,500 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On May 1, 2008, the Company issued 5,750,000 restricted shares to Bartfam pursuant to the anti-dilution provisions of the Debenture and Warrant Purchase Agreement dated January 30, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On May 15, 2008, the Company issued 176,865 restricted shares to Catherine Zimmer in payment of $4,958 in interest due pursuant to the Promissory Note and Settlement Agreement dated April 15, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On May 15, 2008, the Company issued 182,558 restricted shares to the Empire Financial Investors in payment of $5,264 in interest due pursuant to the Debenture and Warrant Purchase Agreements dated January 30, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On May 15, 2008, the Company issued 349,508 restricted shares to Bartfam in payment of $10,028 in interest due pursuant to the Debenture and Warrant Purchase Agreements dated January 30, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On May 15, 2008, the Company issued 11,621 restricted shares to Bartfam in payment of interest due pursuant to the convertible debenture acquired from Montgomery on January 30, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On May 29, 2008, the Company issued 10,697,667 warrants to purchase our common stock to Bartfam in connection with their $500,000 convertible debenture of even date. The warrants expire May 29, 2013 and were issued as follows: 3,565,889 warrants are exercisable at $0.10 per share, 3,565,889 warrants are exercisable at $0.20 per share, and 3,565,889 warrants are exercisable at $0.30 per share. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On May 29, 2008, the Company issued 2,005,788 warrants to purchase common stock to Allen & Associates LLC as part of a success fee pursuant to a management and financial consulting agreement. The warrants are exercisable at $0.02 per share and expire on May 29, 2013. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On May 31, 2008, the Company issued 300,280 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $12,500 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On June 13, 2008, the Company issued 911,874 restricted shares to Golden Gate Investors, Inc. for the conversion of $14,000 of the $350,000 secured convertible debentures issued October 5, 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On June 23, 2008, the Company issued 1,442,448 restricted shares of stock to an accredited investor to partially settle $31,391 of notes payable and accrued interest. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On June 24, 2008, the Company issued 1,000,000 restricted shares of stock to Memphis Scale Works, Inc. pursuant to the default provisions of a promissory note made in 2007. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On June 30, 2008, the Company issued 458,792 restricted shares to the Empire Financial Investors in payment of $8,377 in interest due pursuant to the Debenture and Warrant Purchase Agreements dated January 30, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On June 30, 2008, the Company issued 1,725,652 restricted shares to Bartfam in payment of $31,508 in interest due pursuant to the Debenture and Warrant Purchase Agreements dated January 30, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On June 30, 2008, the Company issued 27,241 restricted shares to Bartfam in payment of interest due pursuant to the convertible debenture acquired from Montgomery on January 30, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On June 30, 2008, the Company issued 547,681 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $12,500 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

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

Item 5. Other Information.

A special committee of the Company’s Board of Directors is conducting an investigation, for which it has retained special counsel, into tax and accounting issues arising out of the issuance, in 2006, of common stock to certain officers of the Company in payment for compensation deferred in prior years. The investigation is not complete. As a result, the Company cannot determine (a) whether it or any of its directors or officers at the time of such issuance have any liability in connection with the issuance and/or characterization for tax and accounting purposes of such issuance; or, (b) in the event that there is such liability, its nature or extent; or (c) whether any such liability would be considered material to the Company. Based on information currently available to the special committee and the Company, however, it is anticipated that any financial impact (i) will not be material to the Company’s statement of operations for fiscal year 2006; (ii) will not affect the net loss per share ($.07) reported for 2006; and (iii) will not materially affect the Company’s financial condition as a whole. At the conclusion of the investigation, the Company will both report on its results and determine whether it is necessary or appropriate to restate its financial statements for 2006 or any subsequent year.

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

Dated: September 18, 2008

AIRBEE WIRELESS, INC.

By:	/s/ Sundaresan Raja
Sundaresan Raja
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ E. Eugene Sharer
E. Eugene Sharer
Interim Principal Financial Officer