Form 10-Q/A
period 2008-03-31
Airbee Wireless, Inc.
filed 2008-11-19
CIK 1297533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Forthe quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 139,356,263 shares of Common Stock par value of $0.00004 as of November 2, 2008.

Transitional Small Business Disclosure Form (check one): Yes ☐ No ☑

AIRBEE WIRELESS, INC.

FORM 10-Q/A

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Restated
	(Unaudited)	(Audited)
	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$80,157	$1,925
Accounts receivable, net	-	89,960
Deferred financing costs - current	28,824	-
Prepaid expenses and other current assets	31,459	4,589

Total Current Assets	140,440	96,474

Fixed assets, net of depreciation	211,086	212,793

Intangible assets	465	268,913
Deferred financing costs	43,235	79,265
Other assets	75,451	68,656
	119,151	416,834

TOTAL ASSETS	$470,677	$726,101

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Notes payable - related party	$59,483	$133,580
Notes payable - other	1,903,817	2,024,952
Litigation liability	735,863	718,411
Fair value of derivatives	374,304	458,167
Convertible debentures, net of discount	105,798	484,892
Warrants liability	419,983	62,229
Liability for stock to be issued	-	10,000
Accounts payable and accrued expenses	2,899,546	2,903,222

Total Current Liabilities	6,498,794	6,795,453

Long-term Liabilities:
Convertible debentures, net of discount	467,699	-

Total Liabilities	6,966,493	6,795,453

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.00004 Par Value; 200,000,000 shares authorized;
125,802,157 and 132,055,795 shares issued; 14,142,511 and 14,142,511shares held in escrow; and 109,999,610 and 116,253,248 shares outstanding	4,400	4,650
Additional paid-in capital	12,175,179	15,625,500
Unearned compensation	(6,105)	(6,660)
Prepaid consulting	-	(83,333)
Other accumulated comprehensive income	103,205	63,938
Shares issued for deferred financing, net of $3,450,069 discount	-	(4,216,751)
Accumulated deficit	(18,474,956)	(17,159,157)
	(6,198,277)	(5,771,813)
Less: treasury stock, 1,660,036 and 1,660,036 shares at cost	(297,539)	(297,539)
Total Stockholders' Deficit	(6,495,816)	(6,069,352)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$470,677	$726,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Restated	Restated
	2008	2007

OPERATING REVENUES
Sales	$-	$20,790

COST OF SALES	-	-

GROSS PROFIT	-	20,790

OPERATING EXPENSES
Compensation and professional fees	814,789	527,115
Stock option compensation expense	-	469
Research and development	25,000	4,842
Selling, general and administrative expenses	158,770	202,094
Depreciation and amortization	323,079	55,685
Total Operating Expenses	1,321,638	790,205

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,321,638)	(769,415)

OTHER INCOME (EXPENSE)
Fair value adjustments on derivatives and warrants	282,809	(290,818)
Other income	21,936	18,959
Interest expense	(298,906)	(206,378)
Total Other Income (Expense)	5,839	(478,237)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,315,799)	(1,247,652)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,315,799)	$(1,247,652)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	101,252,664	80,594,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Restated	Restated
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,315,799)	$(1,247,652)
Adjustments to reconcile net loss to net cash (used in) operating activities

Depreciation and amortization	287,481	55,685
Common stock and warrants issued for services	243,249	137,730
Liability for stock to be issued for services	-	10,000
Forgiveness of debt	(21,936)	-
Gain on valuation of derivatives	(282,809)	290,818
Amortization of derivative discounts	-	43,750
Stock option compensation expense 123R	-	469
Amortization of financing costs	35,598	3,864
Gain on foreign currency translations	39,267	19,471
Amortization of unearned compensation	555	3,992
Extension and late payment fees on bridge loans	201,028	85,065
Litigation settlement	17,452	-
Amortization of prepaid consulting	83,333	41,667
Excess tax benefits from share-based payment arrangement	-	(164)

Changes in assets and liabilities
Decrease (Increase) in accounts receivable	89,960	(10,395)
Decrease (Increase) in prepaid expenses and other current assets	(26,870)	21,038
(Increase) in other assets	(6,795)	(1,031)
Increase in accounts payable and accrued expenses	36,687	258,333
Total adjustments	696,200	960,292

Net cash (used in) operating activities	(619,599)	(287,360)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(17,326)	(62,145)

Net cash (used in) investing activities	(17,326)	(62,145)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Restated	Restated
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issuances	$-	$70,000
Proceeds from convertible debentures	780,010	-
Proceeds from notes payable - other	80,100	200,064
(Payments of) notes payable - other	(55,000)	-
Proceeds from (Payments of) notes payable - related party, net	(89,953)	19,979
Excess tax benefits from share-based payment arrangement	-	164

Net cash provided by financing activities	715,157	290,207

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	78,232	(59,298)

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	1,925	59,298

CASH AND CASH EQUIVALENTS - END OF PERIOD	$80,157	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$7,355	$13,125
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Common stock and warrants issued for services	$243,249	$137,730

Stock options vested during period	$-	$469

Common stock returned upon cancellation of deferred financing, net of discount	$4,216,751	$-

Warrants converted to liability	$517,252	$420,546

Conversion of note payable - other and accrued interest to common stock	$311,651	$60,225

Use of pledged collateral for settlement of note payable and accrued interest	$-	$59,030

Conversion of related party notes payable, accrued salaries payable and accrued interest to common stock	$-	$40,266

Liability for stock to be issued for prepaid consulting fees	$-	$500,000

Liability for stock to be issued for services	$(10,000)	$10,000

Conversion of accrued interest (included in accounts payable and accrued expenses) to common stock	$12,571	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(UNAUDITED)

GENERAL

1.	Basis of Presentation

The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q/A and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2007 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

The condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $18.47 million as of March 31, 2008. The Company's operations have been financed primarily through a combination of issued equity and debt. For the three months ended March 31, 2008, the Company had a net loss of approximately $1,316,000 and cash used in operations of approximately $620,000.

Certain amounts for the three months ended March 31, 2007 have been reclassified to conform to the presentation of the March 31, 2008 amounts. The reclassifications have no effect on net income for the three months ended March 31, 2007.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2008 Restated	March 31, 2007 Restated

Net Loss	$(1,315,799)	$(1,247,652)

Weighted-average common shares outstanding (Basic)	101,252,664	80,594,953

Weighted-average common stock Equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	101,252,664	80,594,953

7.	Stock-Based Compensation

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

The identifiable intangible assets presented on the condensed consolidated balance sheet represent the intellectual property that was capitalized post-technological feasibility. Beginning with the second quarter of 2005, the Company began amortizing its intellectual property costs over a five year period. As part of management’s monitoring and assessment of any impairment charges against those assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” it was determined that the identifiable intangible assets were impaired as of March 31, 2008 and were therefore written off. The amount amortized for the three months ended March 31, 2008 and 2007 was $32,575 and $7,550, respectively.

The capitalized research and development costs pertain to the development of the Company’s software stack to meet the ZigBee 1.0 standard, which was superseded by ZigBee standard 2006 in September 2006. The ZigBee 2006 standard was not 100% backwards-compatible with the ZigBee 1.0 standard. The Company determined that 30% of its ZigBee 1.0 compatible stack was not transferable to the newer standard and wrote off $173,294 in the fourth quarter of 2007. In addition, the Company wrote-off $34,071 of other research and development costs capitalized in the fourth quarter of 2007. The Company began amortizing its capitalized research and development costs in the fourth quarter of 2006 over a three-year period, or $33,696 per quarter. During the first quarter of 2008, the Company determined that the capitalized research and development costs were now impaired pursuant to the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and wrote off the balance.

The main components of intangible assets are as follows:

	Three Months Ended March 31, 2008
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$116,090	$116,090	$-
Capitalized Research & Development	404,352	403,887	465
Total Intangible Assets	$520,442	$519,977	$465

	Year Ended December 31, 2007
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$116,090	$83,050	$33,040
Capitalized Research & Development	404,352	168,479	235,873
Total Intangible Assets	$520,442	$251,529	$268,913

Amortization expense for the next five years ending March 31 are expected to be as follows: $465 in 2009 and $0 in 2010 through 2013.

9.	Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS No. 160 should not have a material impact on the consolidated financial position or results of operations.

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

Notes Payable – Other

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

On May 18, 2006, Henry and Catherine Zimmer, two accredited investors, accepted the Company’s term sheet for senior secured bridge loans by providing $385,000 cash to the Company. The terms of this bridge loan were: interest at 12% per annum, compounded monthly; payable in ninety (90) days, the Company having the option of extending for another 30 days for a fee of 8% of the amount provided the Company. The indebtedness is secured by the Company’s assets. The Company exercised its option to extend the term for an additional thirty (30) days. If the loan was not repaid by the end of its term plus the optional extension, the Company agreed to pay a penalty of 10% of the dollar value of the amount outstanding; the Company further agreed to pay an additional 10% penalty for each quarter thereafter that the loan remained unpaid. These accredited investors also received 577,500 warrants to purchase common stock at the ratio of 1.5 common shares for each $1.00 loaned. The warrants have a three year term and an exercise price of $0.50 per share. These accredited investors made subsequent loans to the Company totaling $215,000 which were added to this bridge loan on the same terms and conditions between December 15, 2006 and February 28, 2007. In addition, the Company issued a total of 2,022,500 warrants to purchase common stock. These warrants have an exercise price of $0.40 per share and expire at various dates through January 29, 2009. The Company has not repaid these loans and the outstanding balance including accrued interest and penalties is $1,411,368. See Note 16 – Subsequent Events for information on the settlement of this note payable.

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

Convertible Debentures

On December 29, 2005, the Company executed a convertible debenture for $500,000 to Montgomery. The convertible debenture is secured by substantially all of the assets of the Company, pledged shares of stock of three affiliates of the Company, and 13.5 million pledged shares of stock (which are not counted as outstanding shares until converted pursuant to the terms of the Stock Purchase Agreement and Escrow Agreement that were part of this transaction). The pledged shares are held by an escrow agent, who is Montgomery’s general counsel, a partner of Montgomery’s general partner and Montgomery’s attorney of this transaction, pursuant to a written escrow agreement. Pursuant to the terms of the convertible debenture, Montgomery disbursed $350,000 upon the date the debenture was executed and the remaining $150,000 was disbursed on April 8, 2007. The debenture is convertible at the option of the holder into common shares of the Company at a price per share equal to 80% of the lowest closing value 10 days prior to the closing date or 10 days prior to the conversion date. In addition, the Company issued 2,000,000 freestanding warrants exercisable over three years as follows: 1,000,000 warrants at a strike price of the lesser of 80% of the average closing bid price for the 5 trading days preceding exercise or $0.20 per share; 500,000 warrants at a strike price of the lesser of 80% of the average closing bid price for the 5 trading days preceding exercise or $0.30 per share; and 500,000 warrants at a fixed strike price of $0.001. Montgomery has exercised all 2,000,000 warrants in cashless exercises and received a total of 1,337,009 shares of common stock. During 2007, Montgomery converted $380,000 of the debentures and received 4,134,615 shares, leaving a balance due upon maturity of $120,000. The Company was unable to pay the outstanding debentures on December 29, 2007 and was in default under the terms of the debentures. After negotiations, Montgomery converted an additional $66,700 of the debentures on January 28, 2008, receiving 5,210,938 shares, sold $13,300 of the debentures to BARTFAM LP on January 30, 2008, and retained $40,000 for its own account. The purchase price of the January 30th transaction was $98,842, consisting of $13,300 for the debentures, outstanding and accrued interest of $35,012, a redemption fee of $1,330 and liquidated damages of $49,200. Montgomery also assigned its security interest to BARTFAM LP, which also took possession of the 15,318,833 pledge shares held in escrow. See Note 16- Subsequent Events for additional information on the Montgomery debentures.

On October 5, 2007, the Company executed a $350,000 convertible debenture with Golden Gate Investors, Inc. (“Golden Gate”). Pursuant to its terms, Golden Gate disbursed $350,000 to the Company upon execution. The convertible debenture was due October 4, 2008 and accrued interest at 8.75% per year. In addition, the Company issued 2,000,000 warrants to purchase common stock exercisable at $0.12 per share. The warrants expire on October 4, 2010. When a condition of default occurred Golden Gate accelerated the note in December 2007. When the Company was unable to repay the note, Golden Gate began selling 10 million pledged shares, which it completed in February 2008. As of March 31, 2008, the remaining balance owed to Golden Gate is approximately $52,500 plus accrued interest. See Note 16 – Subsequent Events for additional information on the Golden Gate transaction.

On February 6, 2008 and effective as of January 30, 2008, the Company entered into a Debenture and Warrant Purchase Agreement, as amended, with Bartfam LP, et al (“Bartfam”) by which Bartfam agreed to purchase and the Company agreed to sell approximately $1.4 million of secured convertible debentures in three tranches convertible at $0.02 per share. In addition, the Company agreed to issue 37,364,667 warrants to purchase common stock exercisable as follows: 12,454,889 warrants at $0.10 per share; 12,454,889 warrants at $0.20 per share ; and 12,454,889 warrants at $0.30 per share. The warrants expire on the fifth anniversary of the date of issuance. The first tranche of $500,000 was disbursed to the Company on February 6, 2008 upon the Company’s execution of a two-year 12% secured convertible debenture with interest payable quarterly. The remaining two tranches of $500,000 and $401,157 will be disbursed as certain benchmarks are met. With the funding of the first tranche, the Company issued 4,444,500 warrants exercisable at $0.10, 4,444,500 warrants exercisable at $0.20, and 4,444,500 warrants exercisable to $0.30. See Note 16 – Subsequent Events for additional information on the Bartfam investment.

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

Notes Payable – Related Parties

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

Litigation

On October 3, 2005, Richard Sommerfeld, Jr., the Company’s former chief financial officer (“Sommerfeld”) filed suit against the Company. Pursuant to the settlement agreement, plaintiff entered a consent judgment for $700,000 on September 26, 2007 and commenced judgment enforcement proceedings against the Company. The amount of the judgment plus statutory interest and costs is carried in the current liabilities section of the balance sheet. The parties settled on April 16, 2008. See Note 16 – Subsequent Events for additional details.

13.	Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

•	Level 1 Inputs– Quoted prices for identical instruments in active markets.

•
Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs– Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

Fair Value Measurements on a Recurring Basis as of March 31, 2008

	Level I	Level II	Level III	Total
Assets	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-

Liabilities	$-	$3,271,601	$-	$3,271,601
Total Liabilities	$-	$3,271,601	$-	$3,271,601

14.	Going Concern

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

The Company amended its previously issued condensed consolidated financial statements for the three months ended March 31, 2008 to recognize additional amortization expense of $203,038, the net amount of changes occasioned by the write-off of intellectual property and capitalized research and development and the recalculation of the discount on debt associated with the Bartfam and Empire Financial convertible debentures. The effect of these changes resulted in an increase of the loss for the three month period ended March 31, 2008 of $203,038 to a net loss of $1,315,799 and an increase in the accumulated deficit to $18,474,956.There was no change in net loss per share for the three months ended March 31, 2008

The Company amended its previously issued condensed consolidated financial statements for the three months ended March 31, 2007 to recognize additional compensation and professional fees of $51,667. The effect of these changes resulted in an increase of the loss for the three month period ended March 31, 2007 of $51,667 to a net loss of $1,247,652 and an increase in the accumulated deficit to $12,640,293.

16.	Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q/A, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “will”. “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses including the potential growth of advanced technologies and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007, including but not limited to those factors discussed in “Item 1A, Risk Factors.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Executive Summary

•
During the first quarter of 2008, our software engineers were engaged in demonstrating to our clients that our ZigBee-complaint ZigBee Pro software works on their platforms in advance of signing licensing or application development agreements with them.

•
We had a $1,315,799 net loss before provision for income taxes in the first three months of 2008 on revenue of $0. We recorded a $282,809 gain in other income (expense) from the re-valuation of derivatives required under SFAS 133. We raised $780,010 from the sale of stock to accredited investors and $80,100 in shareholder notes payable .

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

The interest in ZigBee was also demonstrated by the case studies and increased downloads from our website this quarter. The “Triple R” and the “Remote Monitoring of Wireless Sensor Networks” were the most frequently viewed Case Studies. The Airbee/TI – 4 Node Demo Application was downloaded more times than we have ever recorded during the quarter. Finally, “ZigBee - Calling all software” was the most read article and “Airbee Wireless Mesh Network” specification sheet was downloaded more often than in any previous recorded period.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

During the first quarter of 2008 we had $0 in operating revenues, resulting in a net loss applicable to common shares of $1,315,799, or $0.01 net loss per share, compared to a net loss of $1,247,652 or $0.02 net loss per share for the same period in 2007. Cumulative net loss since inception totals $18,474,956.

Our net revenue for the three months ended March 31, 2008 decreased to $0 as compared to $20,790 for the three months ended March 31, 2007. Our software was certified ZigBee compliant to the ZigBee Pro standard in January 2008 and we are one of the companies designated as a “golden unit” to be used in the certification process.

Operating expenses for the three months ended March 31, 2008 were $1,321,638 as compared to $790,205 for the three months ended March 31, 2007, an increase of 67% or $531,433. This increase, as further explained below, is principally due to increases in compensation and professional fees, research and development expenses, and depreciation and amortization, which offset a decreases in selling, general and administrative expense and stock option compensation expense.

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

Depreciation and amortization expense for the quarter ended March 31, 2008 increased $267,394 or 480% to $323,079 from $55,685 for the quarter ended March 31, 2007. Depreciation expense for the quarter was $13,034. Amortization of deferred financing costs accounted for $35,598 of the total expense for the quarter. Amortization of capitalized research and development costs and intellectual property was $268,447 during the period. Amortization of leasehold improvements at our India office was $6,000 for the three months ended March 31, 2008. Interest expense for the three months ended March 31, 2008 increased $92,528 to $298,906 from $206,378 for the three months ended March 31, 2007. Interest costs associated with notes payable – related parties, notes payable – others and the bridge loans accounted for this increase.

Liquidity and Capital Resources

Since inception, we have principally funded our operations from private placements of securities and management and shareholder loans and contributions of $6,472,538. As of March 31, 2008, we have $1,544,182 outstanding under related party notes and accrued payroll, and $315,383 in accrued interest. During the first quarter of 2008, we received $80,100 in loans from shareholders and $780,010 from convertible debentures. Proceeds were used to pay down current payables and salaries of our development staff in India and to start settling our outstanding liabilities in the U.S.. The second and third tranches of the Bartfam convertible debentures are reserved for this purpose and we were able to reach settlements with two major creditors in April 2008 (see Note 16 – Subsequent Events in the Notes to Financial Statements in Item 1 above). We estimate we require approximately $5 million to continue operations for the next 12 months. Most of the funding will be allocated principally for sales, marketing and working capital. It is not anticipated that any lack of funding will impact upon the existing license and development agreements with our customers since our software development has been completed for three of our eight products that are under such license and development agreements.

We have incurred an accumulated deficit at March 31, 2008 of $18,474,956 compared to $17,159,157 at December 31, 2007. We had negative working capital at March 31, 2008 of $6,358,354 compared to negative working capital of $6,698,979 at December 31, 2007. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Regulation S-K, Rule 305(3).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s management, with the participation of the Company’s chief executive officer and interim chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures within ninety (90) days of the filing date of this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Company’s chief executive officer and interim chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective for the reasons disclosed below.

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

Changes in Internal Controls

The addition of a controller, the chartered accountant and the new policies and practices discussed above constitute changes in the Company’s internal control over financial reporting. The new policies and practices were implemented during the fourth quarter of 2006 and have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The new policy and practices arising from the material weakness giving rise to the restatements of the Company’s quarterly reports during 2007 were implemented during the third quarter of 2007 and have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The controller, who was promoted to chief accounting officer in July 2007, resigned in August 2008 and a successor has not yet been named.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate separation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Inadequate staffing did not play a role causing the restatements of the Company’s interim reports during 2007. The root cause of the restatements was an officer’s failure to turn over an executed contract in a timely manner which prevented the Company from recognizing and recording the transaction in the proper period and delayed its discovery until after the close of the second calendar quarter. These financial statements are being restated to correct an accounting error relating to the improper bifurcation of several convertible debenture and warrant purchase agreements concluded in the first quarter of 2008. As we are not aware of any other instance in which the Company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

In an action commenced in the District Court of Maryland for Montgomery County in October 2005, our former chief financial officer sued us for non-payment of wages, interest, statutory damages and attorney’s fees. We filed an answer to the complaint generally denying liability and asserting seven counterclaims against plaintiff including breach of fiduciary duty and duty of loyalty. On July 1, 2007 the parties reached a mediated settlement by which we agreed to pay plaintiff $500,000 by August 14, 2007 or consent to entry of judgment against us of $700,000 if we failed to make payment on time. After several extensions of time to pay, plaintiff entered the consent judgment for $700,000 on September 26, 2007 and has commenced post-judgment enforcement activities. The parties settled and the judgment was deemed “Paid and Satisfied” in April 2008. See Note 16 – Subsequent Events for additional information on this settlement.

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

Dated: November 19, 2008

AIRBEE WIRELESS, INC.

By:	/s/ Sundaresan Raja
Sundaresan Raja
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ E. Eugene Sharer
E. Eugene Sharer
Interim Principal Financial Officer