Form 10-Q/A
period 2008-06-30
Airbee Wireless, Inc.
filed 2008-11-19
CIK 1297533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

✓  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

£  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ✓ No £

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer £	Accelerated filer £	Non-accelerated filer £	Smaller reporting company ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes £ No ✓

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 139,356,263Common Stock par value of $0.00004 as of November 2, 2008.

Transitional Small Business Disclosure Form (check one): Yes £ No ✓

AIRBEE WIRELESS, INC.

FORM 10-Q/A

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
(UNAUDITED)

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Restated
	(Unaudited)	(Audited)
	June 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$87,481	$1,925
Accounts receivable, net	40,000	89,960
Deferred financing costs - current	28,824	-
Prepaid expenses and other current assets	31,525	4,589

Total Current Assets	187,830	96,474

Fixed assets, net of depreciation	206,060	212,793

Intangible assets	10,450	268,913
Deferred financing costs	36,029	79,265
Other assets	70,397	68,656
	116,876	416,834

TOTAL ASSETS	$510,766	$726,101

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Notes payable - related party	$55,389	$133,580
Notes payable - other	456,100	2,024,952
Litigation liability	-	718,411
Fair value of derivatives	392,485	458,167
Convertible debentures, net of discount	31,798	484,892
Warrants liability	843,485	62,229
Liability for stock to be issued	-	10,000
Accounts payable and accrued expenses	3,067,848	2,903,222

Total Current Liabilities	4,847,105	6,795,453

Long-term Liabilities:
Convertible debentures, net of discount	2,574,171	-

Total Liabilities	7,421,276	6,795,453

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.00004 Par Value; 200,000,000 shares authorized; 137,975,797 and 132,055,795 shares issued; 14,142,511 and 14,142,511 shares held in escrow; and 123,833,286 and 116,253,248 shares outstanding	4,953	4,650
Additional paid-in capital	11,756,295	15,625,500
Unearned compensation	(5,555)	(6,660)
Prepaid consulting	-	(83,333)
Other accumulated comprehensive income	30,202	63,938
Shares issued for deferred financing, net of $3,450,069 discount	-	(4,216,751)
Accumulated deficit	(18,398,866)	(17,159,157)
	(6,612,971)	(5,771,813)
Less: treasury stock, 1,660,036 and 1,660,036 shares at cost	(297,539)	(297,539)
Total Stockholders' Deficit	(6,910,510)	(6,069,352)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$510,766	$726,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	Restated	Restated	Restated	Restated
	2008	2007	2008	2007

OPERATING REVENUES
Sales	$40,000	$23,238	$40,000	$2,448

COST OF SALES	-	-	-	-

GROSS PROFIT	40,000	23,238	40,000	2,448

OPERATING EXPENSES
Compensation and professional fees	1,666,246	1,786,680	851,456	1,259,565
Stock option compensation expense	1,521	27,965	1,521	27,496
Research and development	60,000	10,432	35,000	5,590
Selling, general and administrative expenses	444,503	684,767	285,733	482,673
Depreciation and amortization	404,422	98,989	81,343	43,304
Total Operating Expenses	2,576,692	2,608,833	1,255,053	1,818,628

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,536,692)	(2,585,595)	(1,215,053)	(1,816,180)

OTHER INCOME (EXPENSE)
Fair value adjustments on derivatives and warrants	362,063	62,008	79,254	352,826
Other income	1,420,361	18,959	1,398,425	-
Interest expense	(485,441)	(466,289)	(186,535)	(259,911)
Total Other Income (Expense)	1,296,983	(385,322)	1,291,144	92,915

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,239,709)	(2,970,917)	76,091	(1,723,265)
Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(1,239,709)	$(2,970,917)	$76,091	$(1,723,265)

NET INCOME (LOSS) PER SHARE - BASIC	$(0.01)	$(0.03)	$0.00	$(0.02)

NET INCOME (LOSS) PER SHARE - DILUTED	$(0.01)	$(0.03)	$0.00	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	108,200,055	89,270,904	115,147,445	97,825,232

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	108,200,055	89,270,904	200,000,000	97,825,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Restated	Restated
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,239,709)	$(2,970,917)
Adjustments to reconcile net loss to net cash (used in) operating activities

Depreciation and amortization	305,611	98,989
Common stock and warrants issued for services	545,604	717,229
Common stock and warrants issued for interest payments	84,015	-
Liability for stock to be issued for services	-	40,000
Common stock issued for penalty returned	(680,000)	-
Forgiveness of debt	(740,264)	-
Gain on valuation of derivatives	(362,063)	(62,008)
Amortization of derivative discounts	-	87,500
Stock option compensation expense 123R	8,221	27,222
Amortization of financing costs	98,811	7,728
Gain (Loss) on foreign currency translations	(33,736)	9,870
Amortization of unearned compensation	1,105	7,984
Extension and late payment fees on bridge loans	248,381	213,731
Litigation settlement	(253,411)	277,969
Amortization of prepaid consulting	83,333	166,667
Excess tax benefits from share-based payment arrangement	(2,877)	(9,788)

Changes in assets and liabilities
Decrease (Increase) in accounts receivable	49,960	(2,448)
Decrease (Increase) in prepaid expenses and other current assets	(26,936)	18,401
(Increase) in other assets	(1,741)	(8,045)
Increase in accounts payable and accrued expenses	216,284	526,942
Total adjustments	(459,703)	2,117,943

Net cash (used in) operating activities	(1,699,412)	(852,974)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(30,432)	-
Acquisitions of intangible assets	(9,984)	(69,183)

Net cash (used in) investing activities	(40,416)	(69,183)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Restated	Restated
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issuances	$-	$70,000
Proceeds from convertible debentures	1,881,168	-
Proceeds from notes payable - other	80,100	620,064
(Payments of) notes payable - other	(55,000)	-
Proceeds from secured convertible debenture	-	150,000
Proceeds from (Payments of) notes payable - related party, net	(83,761)	27,960
Excess tax benefits from share-based payment arrangement	2,877	9,788

Net cash provided by financing activities	1,825,384	877,812

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	85,556	(44,345)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,925	59,298

CASH AND CASH EQUIVALENTS - END OF PERIOD	$87,481	$14,953

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$25,055	$19,547
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Common stock and warrants issued for services	$545,604	$717,229

Common stock inssued for deferred financing (Mercatus), net of discount	$-	$4,216,751

Stock options vested during period	$8,221	$27,222

Reverse issuance of common stock; overruled by court order	$-	$131,268

Common stock returned upon cancellation of deferred financing, net of discount	$4,216,751	$-

Warrants converted to liability	$997,796	$-

Warrants removed from liability	$-	$59,621

Conversion of note payable - other and accrued interest to common stock	$348,000	$60,225

Use of pledged collateral for settlement of note payable and accrued interest	$-	$72,561

Conversion of related party notes payable, accrued salaries payable and accrued interest to common stock	$-	$40,266

Liability for stock to be issued for prepaid consulting fees	$-	$500,000

Liability for stock to be issued for services	$(10,000)	$40,000

Conversion of accrued interest (included in accounts payable and accrued expenses) to common stock	$18,528	$-

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

The condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $18.40 million as of June 30, 2008. The Company's operations have been financed primarily through a combination of issued equity and debt. For the six months ended June 30, 2008, the Company had a net loss of approximately $1,240,000 and cash used in operations of approximately $1,699,000.

Certain amounts for the three and six months ended June 30, 2007 have been reclassified to conform to the presentation of the June 30, 2008 amounts. The reclassifications have no effect on net income for the three and six months ended June 30, 2007.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2008 Restated	June 30, 2007 Restated

Net Loss	$(1,239,709)	$(2,970,917)

Weighted-average common shares outstanding (Basic)	108,200,055	89,270,904

Weighted-average common stock Equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	108,200,055	89,270,904

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

8. Goodwill and Other Intangible Assets

The identifiable intangible assets presented on the condensed consolidated balance sheet represent the intellectual property that was capitalized post-technological feasibility. Beginning with the second quarter of 2005, the Company began amortizing its intellectual property costs over a five year period. As part of management’s monitoring and assessment of any impairment charges against those assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” it was determined that the identifiable intangible assets were impaired as of March 31, 2008 and were therefore written off. The amount amortized for the six months ended June 30, 2008 and 2007 was $32,575 and $15,100, respectively.

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

The main components of intangible assets are as follows:

	Six Months Ended June 30, 2008
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$116,090	$116,090	$-
Patent	10,450	-	10,450
Capitalized Research & Development	403,887	403,887	-
Total Intangible Assets	$530,427	$519,977	$10,450

	Year Ended December 31, 2007
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$116,090	$83,050	$33,040
Patent	464	-	464
Capitalized Research & Development	403,888	168,479	235,409
Total Intangible Assets	$520,442	$251,529	$268,913

Amortization expense for the next five years ending June 30 is expected to be as follows: $3,483 in 2009; $3,483 in 2010, $3,483 in 2011and $0 in 2012 and 2013.

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

Convertible Debentures

On December 29, 2005, the Company executed a convertible debenture for $500,000 to Montgomery Equity Partners Ltd. (“Montgomery”). The convertible debenture is secured by substantially all of the assets of the Company, pledged shares of stock of three affiliates of the Company, and 13.5 million pledged shares of stock (which are not counted as outstanding shares until converted pursuant to the terms of the Stock Purchase Agreement and Escrow Agreement that were part of this transaction). The pledged shares are held by an escrow agent, who is Montgomery’s general counsel, a partner of Montgomery’s general partner and Montgomery’s attorney for this transaction, pursuant to a written escrow agreement. Pursuant to the terms of the convertible debenture, Montgomery disbursed $350,000 upon the date the debenture was executed and the remaining $150,000 was disbursed on April 8, 2007. The debenture is convertible at the option of the holder into common shares of the Company at a price per share equal to 80% of the lowest closing value 10 days prior to the closing date or 10 days prior to the conversion date. In addition, the Company issued 2,000,000 freestanding warrants exercisable over three years as follows: 1,000,000 warrants at a strike price of the lesser of 80% of the average closing bid price for the 5 trading days preceding exercise or $0.20 per share; 500,000 warrants at a strike price of the lesser of 80% of the average closing bid price for the 5 trading days preceding exercise or $0.30 per share; and 500,000 warrants at a fixed strike price of $0.001. Montgomery has exercised all 2,000,000 warrants in cashless exercises and received a total of 1,337,009 shares of common stock. During 2007, Montgomery converted $380,000 of the debentures and received 4,134,615 shares, leaving a balance due upon maturity of $120,000. The Company was unable to pay the outstanding debentures on December 29, 2007 and was in default under the terms of the debentures. After negotiations, Montgomery converted an additional $66,700 of the debentures on January 28, 2008, receiving 5,210,938 shares, sold $13,300 of the debentures to BARTFAM LP on January 30, 2008, and retained $40,000 for its own account. The purchase price of the January 30 th transaction was $98,842, consisting of $13,300 for the debentures, outstanding and accrued interest of $35,012, a redemption fee of $1,330 and liquidated damages of $49,200. Montgomery also assigned its security interest to BARTFAM LP, which also took possession of the 15,318,833 pledge shares held in escrow. On April 5, 2008, Montgomery converted the remaining $40,000 of its debentures and received 1,666,667 shares of common stock.

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

Fair Value Measurements on a Recurring Basis as of June 30, 2008

	Level I	Level II	Level III	Total
Assets	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-

Liabilities	$-	$4,298,039	$-	$4,298,039
Total Liabilities	$-	$4,298,039	$-	$4,298,039

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

15. Restatement

The Company amended its previously issued condensed consolidated financial statements for the three months ended June 30, 2008 to reduce the amortization of discount on debt resulting from the recalculation of the discount on debt associated with the Bartfam and Empire Financial convertible debentures. The effect of these changes resulted in a decrease in the loss for the three month period ended June 30, 2008 of $80,789 to a net income of $76,091 and a decrease in the accumulated deficit to $18,398,866. The cumulative effect of these changes resulted in an increase in loss for the six months ended June 30, 2008 of $122,249 to a net loss of $1,239,709 and a decrease in the accumulated deficit to $18,398,866. There was no change in net loss per share for the six or three months ended June 30, 2008.

The Company amended its previously issued condensed consolidated financial statements for the three months ended March 31, 2008 to recognize additional amortization expense of $203,038, the net amount of changes occasioned by the write-off of intellectual property and capitalized research and development and the recalculation of the discount on debt associated with the Bartfam and Empire Financial convertible debentures. The effect of these changes resulted in an increase in the loss for the three month period ended March 31, 2008 of $203,038 to a net loss of $1,315,799 and an increase in the accumulated deficit to $18,474,956. There was no change in net loss per share for the three months ended March 31, 2008.

The Company amended its previously issued condensed consolidated financial statements for the three months ended June 30, 2007 to recognize additional compensation and professional fees of $155,000. The effect of these changes resulted in an increase of the loss for the three month period ended June 30, 2007 of $155,000 to a net loss of $1,723,265 and an increase in the accumulated deficit to $14,363,558. There was no change in the net loss per share for the six or three months ended June 30, 2007.

16. Subsequent Events

On July 10, 2008, the Company issued 971,131 restricted shares of stock to Larry Watkins, an accredited investor, to settle a note payable totaling $23,501 including accrued interest.

On July 18, 2008, the Company issued 415,921 restricted shares of stock to Rudolph Cane, Jr., an accredited investor, to settle a note payable totaling $10,731 including accrued interest.

On July 24, 2008, Satya Akula commenced an action in the United States District Court for the Eastern District of Virginia by serving a summons and complaint on the Company and Sundaresan Raja (“Raja”). The complaint alleges that the Company and Raja are in default pursuant to the terms of September 19, 2006 promissory note in the principal amount of $100,000. Plaintiff seeks a judgment for the outstanding principal, accrued interest, collection costs and expenses and reasonable attorneys’ fees. Defendants answer is due August 13, 2008.

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

•
We had a $1,239,709 net loss before provision for income taxes in the first six months of 2008 on revenue of $40,000. We recorded a $362,063 gain in other income (expense) from the re-valuation of derivatives required under SFAS 133 and had other income of $1,420,361 from compromised debts. We raised $1,881,168 from the sale of convertible debentures to accredited investors and $80,100 in shareholder notes payable.

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

o	Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.
o	The developmental stage of the industry in general may create delays as chip and radio manufacturers re-engineer their products to accommodate ZigBee-compliant software.

Overview

Organizational History

Airbee Wireless, Inc. (hereinafter called “Airbee” or “Company”) was organized under the laws of the state of Delaware in August 2002 to develop a portfolio of embedded wireless connectivity software. In October 2002, we acquired Connexus Technologies (Pte.) Ltd. and its wholly-owned subsidiary, Connexus Technologies (India) Pvt. Ltd., with the intention of securing complementary wireless technology to enhance our operating scheme. We acquired Connexus because it was developing wireless technologies that were complementary to the software technologies that we were developing. We believed that our embedded software could be developed at a faster rate via this acquisition because of its compatible technologies with the additional benefits of lower product cost and shorter time to market. Connexus Technologies (Pte.) Ltd. was incorporated in Singapore under The Companies Act on July 8, 2000 as a limited liability company. Connexus Technologies (India) Pvt. Ltd. was incorporated in India as a wholly-owned subsidiary of Connexus Technologies (Pte.) Ltd. on June 14, 2001. Subsequent to this acquisition, Connexus Technologies (Pte.) Ltd. changed its name to Airbee Wireless Pte. Ltd. and Connexus Technologies (India) Pte. Ltd. changed its name to Airbee Wireless (India) Pvt. Ltd. In March 2004, we became a member of the ZigBee Alliance, an international industry group formed to facilitate the development of a global standard for the wireless data and voice communications industry. As indicated on the ZigBee Alliance website ( www.ZigBee.com ) , the ZigBee Alliance has defined a standard for reliable, short-range, cost-effective, low-power wireless applications. The ZigBee standard first release of version 1.0 was formally released to the wireless industry on December 14, 2004. A second release has updated the standard known as version 1.1 or ZigBee 2006. It specifies a short-range, low-power, secure wireless data and voice transmission baseline. The version 1.1 required further development of our products to respond to changes in the standard. We have developed our products to meet the ZigBee PRO standard released in September 2007. We completed the ZigBee product certification testing by an independent testing facility authorized by the ZigBee Alliance for the ZNS Software Stack in November 2006 and the current PRO version was certified in January 2008. With over 250 member companies, the ZigBee standard based on the IEEE 802.15.4 standard for remote monitoring and control applications released by the Institute of Electrical and Electronic Engineers in May 2003 is emerging as a wireless standard for a host of industrial controls, telemetry, and in-building and home automation networking needs.

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

Results of Operations

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

During the first six months of 2008 we had $40,000 in operating revenues, resulting in a net loss applicable to common shares of $1,239,709, or $0.01 net loss per share, compared to a net loss of $2,970,917 or $0.03 net loss per share for the same period in 2007. Cumulative net loss since inception totals $18,398,866.

Our net revenue for the six months ended June 30, 2008 increased to $40,000 as compared to $23,238 for the six months ended June 30, 2007. Our software was certified ZigBee compliant to the ZigBee Pro standard in January 2008 and we are one of the companies designated as a “golden unit” to be used in the certification process.

Operating expenses for the six months ended June 30, 2008 were $2,576,692 as compared to $2,608,833 for the six months ended June 30, 2007, a decrease of 1% or $32,141. This decrease, as further explained below, is principally due to decreases in compensation and professional fees, selling general and administrative expense and stock option compensation expense, which offset increases in research and development expense and depreciation and amortization.

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

Depreciation and amortization expense for the six months ended June 30, 2008 increased $305,433 or 309% to $404,422 from $98,989 for the six months ended June 30, 2007. Depreciation expense for the six months was $25,815. Amortization of deferred financing costs accounted for $98,810 of the total expense for the six months. Amortization of capitalized research and development costs and intellectual property was $268,447 during the period. Amortization of leasehold improvements at our India office was $11,350 for the six months ended June 30, 2008. Interest expense for the six months ended June 30, 2008 increased $19,152 to $485,441 from $466,289 for the six months ended June 30, 2007. Interest costs associated with notes payable - related parties, notes payable - others and the bridge loans accounted for this increase.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

During the second quarter of 2008 we had $40,000 in operating revenues, resulting in a net income applicable to common shares of $76,091, or $0.00 net gain per share, compared to a net loss of $1,723,265 or $0.02 net loss per share for the same period in 2007. Cumulative net loss since inception totals $18,398,866.

Our net revenue for the three months ended June 30, 2008 increased to $40,000 as compared to $2,448 for the three months ended June 30, 2007. Our software was certified ZigBee compliant to the ZigBee Pro standard in January 2008 and we are one of the companies designated as a “golden unit” to be used in the certification process.

Operating expenses for the three months ended June 30, 2008 were $1,255,053 as compared to $1,818,628 for the three months ended June 30, 2007, a decrease of 31% or $563,575. This decrease, as further explained below, is principally due to decreases in compensation and professional fees, selling, general and administrative expense and stock option compensation expense which offset increases in research and development expenses and depreciation and amortization.

Our overall decrease in compensation and professional fees for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007 was $408,109, to $851,456 from $1,259,565. This decrease consists of a decrease of $73,006 in compensation costs, a decrease of $372,342 in financing professional fees and a $37,239 increase in legal and accounting professional fees. Part of the decrease in compensation is due to unfilled management positions in the US partially offset by increased staff in India and an unfavorable change in the exchange rate resulting from the weaker dollar. Financing professional fees decreased due to completion in February of the amortization of financing fees begun in 2007 despite cash payments for success fees as well as non-cash payments to our corporate finance and strategic counsel of restricted shares valued at $12,500 per month and the fair value of warrants to purchase common stock issued as part of a success fee plus financing arrangements with other short-term lenders.

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

Depreciation and amortization expense for the quarter ended June 30, 2008 increased $38,039 or 88% to $81,343 from $43,304 for the quarter ended June 30, 2007. Depreciation expense for the quarter was $13,608. Amortization of deferred financing costs accounted for $61,973 of the total expense for the quarter. Amortization of capitalized research and development costs and intellectual property was $0 during the period as the balances were written off in the first quarter. Amortization of leasehold improvements at our India office was $5,762 for the three months ended June 30, 2008. Interest expense for the three months ended June 30, 2008 decreased $73,376 to $186,535 from $259,911 for the three months ended June 30, 2007. Interest costs associated notes payable - others were offset by lower balances of notes payable - related parties. The elimination of interest costs associated with the Zimmer bridge loan resulting from the Company’s settlement with the Zimmers accounted for most of this decrease.

Liquidity and Capital Resources

Since inception, we have funded our operations principally from private placements of securities and management and shareholder loans and contributions of $7,573,706. As of June 30, 2008, we have $1,542,868 outstanding under related party notes and accrued payroll, and $358,511 in accrued interest. During the first six months of 2008, we received $80,100 in loans from shareholders and $1,881,168 from convertible debentures. Proceeds were used to pay down current payables and salaries of our development staff in India and to start settling our outstanding liabilities in the U.S. We estimate we require approximately $5 million to continue operations for the next 12 months. Most of the funding will be allocated principally for sales, marketing and working capital. It is not anticipated that any lack of funding will impact upon the existing license and development agreements with our customers since our software development has been completed for four of our eight products that are under such license and development agreements.

We have incurred an accumulated deficit at June 30, 2008 of $18,398,866 compared to $17,159,157 at December 31, 2007. We had negative working capital at June 30, 2008 of $4,659,275 compared to negative working capital of $6,698,979 at December 31, 2007. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

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

Cash at June 30, 2008 and December 31, 2007, respectively, was $87,481 and $1,925. At June 30, 2008 and December 31, 2007, respectively, we had total stockholders’ deficit of $6,910,510 and $6,069,352.

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

We expect to enter into maintenance contracts with its customers. Maintenance fees are not a fixed dollar amount, but rather a percentage fee based upon the value of the license and/or royalties billed/received. Maintenance contracts are paid for and collected at the beginning of the contract period. We provide bug fixes (under warranty obligations) free-of-charge that are necessary to maintain compliance with published specifications, it accounts for the estimated costs to provide bug fixes in accordance with SFAS No. 5 “ Accounting for Contingencies .”

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