Form 10-Q
period 2008-09-30
Airbee Wireless, Inc.
filed 2008-11-19
CIK 1297533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 139,356,263Common Stock par value of $0.00004 as of November 11, 2008.

Transitional Small Business Disclosure Form (check one): Yes ☐ No ☑

AIRBEE WIRELESS, INC.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$7,805	$1,925
Accounts receivable, net	40,000	89,960
Deferred financing costs - current	28,824	-
Prepaid expenses and other current assets	70,845	4,589

Total Current Assets	147,474	96,474

Fixed assets, net of depreciation	174,740	212,793

Intangible assets	12,598	268,913
Deferred financing costs	28,823	79,265
Other assets	49,679	68,656
	91,100	416,834

TOTAL ASSETS	$413,314	$726,101

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Notes payable - related party	$50,127	$133,580
Notes payable - other	506,713	2,024,952
Litigation liability	-	718,411
Fair value of derivatives	444,942	458,167
Convertible debentures, net of discount	13,300	484,892
Warrants liability	897,328	62,229
Liability for stock to be issued	-	10,000
Accounts payable and accrued expenses	3,210,612	2,903,222

Total Current Liabilities	5,123,022	6,795,453

Long-term Liabilities:
Convertible debentures, net of discount	2,768,246	-

Total Liabilities	7,891,268	6,795,453

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $.00004 Par Value; 200,000,000 shares authorized; 154,660,701 and 121,091,538 shares issued; 14,142,511 and 14,142,511 shares held in escrow; and 138,858,154 and 105,288,991 shares outstanding	5,554	4,650
Additional paid-in capital	11,953,659	15,625,500
Unearned compensation	(5,000)	(6,660)
Prepaid consulting	-	(83,333)
Other accumulated comprehensive income	(48,005)	63,938
Shares issued for deferred financing, net of $3,450,069 discount	-	(4,216,751)
Accumulated deficit	(19,086,623)	(17,159,157)
	(7,180,415)	(5,771,813)
Less: treasury stock, 1,660,036 and 1,660,036 shares at cost	(297,539)	(297,539)
Total Stockholders' Deficit	(7,477,954)	(6,069,352)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$413,314	$726,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
		Restated		Restated
	2008	2007	2008	2007

OPERATING REVENUES
Sales	$80,000	$29,163	$40,000	$5,925

COST OF SALES	-	-	-	-

GROSS PROFIT	80,000	29,163	40,000	5,925

OPERATING EXPENSES
Compensation and professional fees	2,000,031	2,711,749	333,786	925,068
Stock option compensation expense	16,274	27,965	14,753	-
Research and development	60,000	10,556	-	124
Selling, general and administrative expenses	531,084	1,136,354	86,581	451,587
Depreciation and amortization	500,259	146,955	95,837	47,966
Total Operating Expenses	3,107,648	4,033,579	530,957	1,424,745

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,027,648)	(4,004,416)	(490,957)	(1,418,820)

OTHER INCOME (EXPENSE)
Fair value adjustments on derivatives and warrants	351,303	368,213	(10,760)	306,205
Other income	1,420,361	19,682	-	723
Interest expense	(671,482)	(755,522)	(186,041)	(289,233)
Total Other Income (Expense)	1,100,182	(367,627)	(196,801)	17,695

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,927,466)	(4,372,043)	(687,758)	(1,401,125)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,927,466)	$(4,372,043)	$(687,758)	$(1,401,125)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.02)	$(0.05)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	115,070,420	93,081,086	128,661,796	101,686,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

		Restated
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,927,466)	$(4,372,043)
Adjustments to reconcile net loss to net cash (used in) operating activities

Depreciation and amortization	320,557	146,955
Common stock and warrants issued for services	571,473	1,229,828
Common stock and warrants issued for interest payments	172,174	-
Liability for stock to be issued for services	(10,000)	-
Common stock issued for penalty returned	(680,000)	-
Forgiveness of debt	(740,264)	-
Gain on valuation of derivatives	(351,303)	(368,213)
Amortization of derivative discounts	-	131,250
Stock & stock option compensation expense 123R	16,274	27,222
Exercised stock options returned by shareholders	-	(723)
Amortization of financing costs	179,702	11,592
Gain (Loss) on foreign currency translations	(111,943)	55,128
Amortization of unearned compensation	1,660	11,976
Extension and late payment fees on bridge loans	294,312	269,435
Litigation settlement	(253,411)	337,839
Amortization of prepaid consulting	83,333	291,667
Excess tax benefits from share-based payment arrangement	(5,694)	(9,788)

Changes in assets and liabilities
Decrease in accounts receivable	49,960	-
Decrease (Increase) in prepaid expenses and other current assets	(66,256)	19,312
(Increase) Decrease in other assets	18,977	(9,492)
Increase in accounts payable and accrued expenses	421,474	1,119,692
Total adjustments	(88,975)	3,263,680

Net cash (used in) operating activities	(2,016,441)	(1,108,363)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(14,057)	-
Acquisitions of intangible assets	(12,132)	(67,926)

Net cash (used in) investing activities	(26,189)	(67,926)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

		Restated
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issuances	$-	$210,000
Proceeds from convertible debentures	2,051,169	-
Proceeds from notes payable - other	130,100	717,564
(Payments of) notes payable - other	(55,000)	-
Proceeds from secured convertible debenture	-	150,000
Proceeds from (Payments of) notes payable - related party, net	(83,453)	37,844
Excess tax benefits from share-based payment arrangement	5,694	9,788

Net cash provided by financing activities	2,048,510	1,125,196

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,880	(51,093)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,925	59,298

CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,805	$8,205

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$25,055	$27,570
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Common stock and warrants issued for services	$571,473	$1,229,828

Common stock inssued for deferred financing (Mercatus), net of discount	$-	$4,216,751

Stock grants and stock options vested during period	$16,274	$27,222

Reverse issuance of common stock; overruled by court order	$-	$131,268

Common stock returned upon cancellation of deferred financing, net of discount	$4,216,751	$-

Warrants converted to liability	$1,047,405	$-

Warrants removed from liability	$-	$59,621

Conversion of note payable - other and accrued interest to common stock	$378,100	$60,225

Use of pledged collateral for settlement of note payable and accrued interest	$-	$276,298

Conversion of related party notes payable, accrued salaries payable and accrued interest to common stock	$-	$46,968

Liability for stock to be issued for prepaid consulting fees	$-	$500,000

Liability for stock to be issued for services	$(10,000)	$70,000

Conversion of accrued interest (included in accounts payable and accrued expenses) to common stock	$38,284	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRBEE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007
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

2. Presentation of Financial Statements

The condensed consolidated financial statements include the accounts of Airbee Wireless, Inc. (the “Company”) and its wholly owned subsidiary Airbee Wireless (India) Pvt. Ltd., located in India, for the nine and three months ended September 30, 2008 and 2007, respectively. All significant inter-company accounts and transactions have been eliminated in consolidation. Accounts denominated in non-U.S. currencies have been re-measured using the U.S. Dollar as the functional currency.

The condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets, continued success in accessing supplemental external financing, and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception, and has an accumulated deficit of approximately $19.1 million as of September 30, 2008. The Company's operations have been financed primarily through a combination of issued equity and debt. For the nine months ended September 30, 2008, the Company had a net loss of approximately $1,930,000 and cash used in operations of approximately $2,020,000.

Certain amounts for the three and nine months ended September 30, 2007 have been reclassified to conform to the presentation of the September 30, 2008 amounts. The reclassifications have no effect on net income for the three and nine months ended September 30, 2007.

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

4. Income Taxes

Income tax benefit is computed on the pretax loss based on current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and its financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the nine months ended September 30, 2008 and 2007, respectively.

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

6. Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at September 30, 2008 and 2007 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred losses since inception as a result of funding its research and development, including the development of its intellectual property portfolio which is key to its core products.

The following is a reconciliation of the computation for basic and diluted EPS:
	September 30, 2008	September 30, 2007 Restated

Net Loss	$(1,927,466)	$(4,372,043)

Weighted-average common shares outstanding (Basic)	115,070,420	93,081,086

Weighted-average common stock Equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	115,070,420	93,081,086

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

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. Amortization expense for the nine months ended September 30, 2008 and 2007 was $1,660 and $11,976, respectively.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

The following table summarizes the stock option activity for the nine months ended September 30, 2008:
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding, December 31, 2007	1,728,000	0.2995	4.69

Options granted	-	-	-

Options reinstated	-	-	-

Options exercised	-	-	-

Options cancelled	33,000	0.2995	3.70

Options forfeited or expired	-	-	-

Outstanding, September 30, 2008	1,695,000	0.3037	3.27

Options exercisable, September 30, 2008	1,465,125	0.3132	2.91

8. Goodwill and Other Intangible Assets

The identifiable intangible assets presented on the condensed consolidated balance sheet represent the intellectual property that was capitalized post-technological feasibility. Beginning with the second quarter of 2005, the Company began amortizing its intellectual property costs over a five year period. As part of management’s monitoring and assessment of any impairment charges against those assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” it was determined that the identifiable intangible assets were impaired as of March 31, 2008 and were therefore written off. The amount amortized for the nine months ended September 30, 2008 and 2007 was $32,575 and $22,650, respectively.

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

The main components of intangible assets are as follows:

	Nine Months Ended September 30, 2008 (Unaudited)
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$116,090	$116,090	$-
Patent	12,598	-	12,598
Capitalized Research & Development	403,888	403,888	-
Total Intangible Assets	$532,576	$519,978	$12,598

	Year Ended December 31, 2007 (Audited)
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$116,090	$83,050	$33,040
Patent	464	-	464
Capitalized Research & Development	403,888	168,479	235,409
Total Intangible Assets	$520,442	$251,529	$268,913

Amortization expense for the next five years ending September 30 is expected to be as follows: $4,199 in 2009; $4,199 in 2010, $4,200 in 2011and $0 in 2012 and 2013.

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

10. Debt

Notes Payable - Other

In September 2005, a former director loaned the Company $100,000 in return for an unsecured demand promissory note. The terms of the note provided for interest at 6.5% per annum. Payment of the note was guaranteed by an affiliate of the Company. On September 19, 2006, the Company issued its promissory note for $100,000 due December 31, 2006 to replace the prior note. The terms of the note provided for interest at 10.0% per annum. The note was secured by 555,555 pledged shares of stock which are held by an escrow agreement pursuant to a written escrow agreement. The parties have engaged in discussions extending the due date but have not reached agreement and the Company has been served with a summons and complaint. The Company did not answer the complaint but has not yet been notified that judgment has been entered against it.

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

On April 3, 2007 the Company executed a promissory note for $100,000 to Memphis Scale Works, Inc. The note bears interest at the rate of 12% per annum. As an inducement to make the loan the Company issued 200,000 restricted shares of its common stock to maker. The note was due May 2, 2007 but is still outstanding. On July 31, 2008, this note was rolled into a new note; see details below.

On May 11, 2007 the Company executed a promissory note for $20,000 to Larry Watkins. The note bore interest at the rate of 10% per annum for the first fifteen days, increasing to 15% per annum thereafter. As an inducement to make the loan the Company issued 20,000 warrants to purchase restricted shares of its common stock to maker exercisable over 18 months at an exercise price of $0.50 per share. The note was due September 30, 2007 but remained unpaid until July 10, 2008 when the Company issued 971,131 shares of common stock in full payment of principal and accrued interest.

On May 11, 2007 the Company executed a promissory note for $20,000 to Robert Noone. The note bore interest at the rate of 12% per annum. As an inducement to make the loan the Company issued 100,000 warrants to purchase restricted shares of its common stock to maker exercisable over 18 months at an exercise price of $0.50 per share. The note was due September 30, 2007 but is still outstanding. The parties have engaged in discussions extending the due date but have not reached agreement as of November 10, 2008 although no notice of default has been issued.

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

On November 26, 2007 the Company executed a promissory note for $112,000 to Jerry Michie. The note bears interest at the rate of 12% per annum. As an inducement to make the loan the Company issued 400,000 restricted shares of its common stock to Mr. Michie. The note is convertible at holder’s option; the conversion price is the five day weighted average closing price of the Company’s stock for the five trading days preceding conversion. The note is due 90 days after date. If the Company fails to repay the note within the time allotted, the Company will issue 1 million shares to the holder and the interest rate will increase to 22% per annum from the due date until the note is repaid. On July 31, 2008, the outstanding principal and accrued interest were rolled into a new note; see details below.

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

On January 10, 2008, the Company executed a promissory note for $10,100 to Rudolph Cane, Jr. The note bears interest at the rate of 12% per annum and is due July 9, 2008. The note has a conversion feature exercisable at the holder’s option. In further consideration of the note, the Company issued 50,000 warrants to purchase common shares of its restricted common stock exercisable for three years at $0.25 per share. On July 18, 2008 the Company issued 415,921 shares of common stock in full payment of principal and accrued interest

On January 15, 2008, the Company executed a promissory note for $10,000 to Dave Brubaker. The note bears interest at the rate of 12% per annum and is due July 16, 2008. The note has a conversion feature exercisable at the holder’s option. In further consideration of the note, the Company issued 50,000 warrants to purchase common shares of its restricted common stock exercisable for three years at $0.25 per share. The parties have engaged in discussions extending the due date but have not reached agreement as of July 28, 2008 although no notice of default has been issued.

On July 31, 2008, the Company executed a promissory note for $242,713.43 to Memphis Scale Works, Inc. This note replaces the $100,000 note dated April 3, 2007 to Memphis Scale Works, Inc. and the $112,000 note dated November 26, 2007 to Jerry Michie, the president of Memphis Scale Works, Inc. The new note bears simple interest at the rate of 10% per annum and is due July 30, 2009 or sooner upon closing of the earlier of a funding event that is greater than $2 million net to the Company or an institutional funding event.

On September 16, 2008, the Company and its India subsidiary jointly and severally executed an amended and restated promissory note for $50,000 to Bartman Brothers, a California general partnership. The note bore interest at the rate of 12% per annum and was initially due October 31, 2008; if principal and accrued interest were unpaid by that date the note became a demand note.

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

On October 5, 2007, the Company executed a $350,000 convertible debenture with Golden Gate Investors, Inc. (“Golden Gate”). Pursuant to its terms, Golden Gate disbursed $350,000 to the Company upon execution. The convertible debenture was due October 4, 2008 and accrued interest at 8.75% per year. In addition, the Company issued 2,000,000 warrants to purchase common stock exercisable at $0.12 per share. The warrants expire on October 4, 2010. When a condition of default occurred Golden Gate accelerated the note in December 2007. When the Company was unable to repay the note, Golden Gate began selling 10 million pledged shares, which it completed in February 2008. On April 24, 2008, Golden Gate converted $20,000 of its remaining debentures and received 1,015,486 shares of common stock. On June 13, 2008, Golden Gate converted $14,000 of its remaining debentures and received 911,874 shares of common stock. On August 5, 2008, Golden Gate converted the remaining debentures and accrued interest totaling $23,324 and received 1,708,186 shares of common stock.

On February 6, 2008 and effective as of January 30, 2008, the Company entered into a Debenture and Warrant Purchase Agreement, as amended, with Bartfam LP, et al (“Bartfam”) by which Bartfam agreed to purchase and the Company agreed to sell approximately $1.4 million of secured convertible debentures in three tranches convertible at $0.02 per share. In addition, the Company agreed to issue 37,364,667 warrants to purchase common stock exercisable as follows: 12,454,889 warrants at $0.10 per share; 12,454,889 warrants at $0.20 per share; and 12,454,889 warrants at $0.30 per share. The warrants expire on the fifth anniversary of the date of issuance. The first tranche of $500,000 was disbursed to the Company on February 6, 2008 upon the Company’s execution of a two-year 12% secured convertible debenture with interest payable quarterly. The second tranche of $500,000 was disbursed to the Company on April 15, 2008 upon the execution of a two-year 12% secured convertible debenture with interest payable quarterly. The third tranche of $401,158 was disbursed to the Company on May 29, 2008 upon the execution of a two-year 12% secured convertible debenture with interest payable quarterly. With the funding of the first tranche, the Company issued 4,444,500 warrants exercisable at $0.10, 4,444,500 warrants exercisable at $0.20, and 4,444,500 warrants exercisable to $0.30. With the funding of the second tranche, the Company issued 4,444,500 warrants exercisable at $0.10, 4,444,500 warrants exercisable at $0.20, and 4,444,500 warrants exercisable to $0.30. With the funding of the third tranche, the Company issued 3,565,889 warrants exercisable at $0.10, 3,565,889 warrants exercisable at $0.20, and 3,565,889 warrants exercisable to $0.30. On July 31, 2008, Bartfam and the Company executed Amendment No. 1 to Security Agreement and Amendment No. 3 to Debenture and Warrant Purchase Agreement by which Bartman Bros., a California General Partnership, was added to the participating investors under the January 30, 2008 Debenture and Warrant Purchase Agreement and the third tranche of said Debenture and Warrant Purchase Agreement was increased by $500,000 to $901,158. With the funding of $170,000 on July 31, 2008, the Company issued 1,511,136 warrants exercisable at $0.10, 1,511,136 warrants exercisable at $0.20, and 1,511,136 warrants exercisable to $0.30.

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

Bridge Loan Derivatives

Between April 16, 2006 and May 5, 2006, five accredited investors accepted the Company’s term sheet for convertible senior secured bridge loans by providing a total of $115,000 cash to the Company. The terms of these bridge loans are: interest at 12% per annum, compounded monthly; repayable in ninety (90) days but the Company has the option of extending for another 30 days for a fee of 8% of the amount provided the Company; these five accredited investors have the option to convert their bridge loans to restricted shares of common stock at an exercise price of the lower of the average closing bid price of the Company’s stock for the five trading days preceding the date of the conversion or the market price of the stock on the trading day preceding the conversion. The Company exercised its option to extend the term for an additional thirty (30) days for these five loans. If the bridge loans are not repaid or converted by the end of their terms plus the optional extension, the Company will pay a penalty of 10% of the dollar value of the amount outstanding; the Company will pay an additional 10% penalty for each quarter thereafter that the bridge loans remain unpaid. These five accredited investors also received warrants to purchase common stock at the ratio of one common share for each $2.00 loaned. All warrants have a three year term and an exercise price of $0.50 per share. The warrants and any shares converted have piggyback registration rights. The Company has not repaid the bridge loans and the outstanding balance including accrued interest and penalties is $390,468. As a result of the conversion rights associated with these bridge loans, the Company recorded these bridge loans as a derivative liability valued at $398,953. The loss on this derivative for the three months ended September 30, 2008 was $8,485.

Notes Payable - Related Parties

The Company entered into promissory notes with some of its officers. There are amounts outstanding under these notes. These amounts accrue interest at varying rates between 6.0% and 12.0% annually. In February 2008, the Company repaid $83,761 in full payment of principal and accrued interest on an officer’s notes. As of September 30, 2008, the Company has $50,127 outstanding under these notes plus $2,144 in accrued interest. Because the remaining notes are demand notes, they are therefore reflected as current liabilities on the condensed consolidated balance sheets. The notes relate to services rendered or funds loaned to the Company.

Principal payments on all notes payable, bridge loans and convertible debentures for the next five years ending September 30 are due as follows: $671,840 in 2009, $3,229,469 in 2010, and $0 in 2011 through 2013.

11. Stockholders’ Equity

The Company has 200,000,000 shares of common stock, par value $0.00004, authorized at September 30, 2008, with 154,660,701 common shares issued, 14,142,511 shares held in escrow, 1,660,036 shares in treasury, and 138,858,154 shares outstanding.

The following stock transactions occurred in the three months ended September 30, 2008:

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

On July 15, 2008, the Company issued 236,854 restricted shares to the Catherine Zimmer in payment of $4,953 in interest due pursuant to the Debenture and Warrant Purchase Agreements dated April 15, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

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

On July 31, 2008, the Company issued 481,781 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $12,500 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On July 31, 2008, the Company issued 4,533,408 warrants to purchase our common stock to Bartfam in connection with their $170,000 convertible debenture of even date. The warrants expire July 31, 2013 and were issued as follows: 1,511,136 warrants are exercisable at $0.10 per share, 1,511,136 warrants are exercisable at $0.20 per share, and 1,511,136 warrants are exercisable at $0.30 per share. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On August 5, 2008, the Company issued 1,735,186 restricted shares to Golden Gate Investors, Inc. for the conversion of the balance of the $350,000 secured convertible debentures issued October 5, 2007 plus accrued interest. The total amount converted was $23,324. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On August 14, 2008, the Company issued 2,791,000 restricted shares to 44 employees of the Company’s India subsidiary as a stock bonus fair valued as $14,748 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The recipients received information concerning the Company and had the ability to ask questions about the Company.

On August 15, 2008, the Company issued 297,197 restricted shares to the Catherine Zimmer in payment of $4,953 in interest due pursuant to the Debenture and Warrant Purchase Agreements dated April 15, 2008, which included an adjustment of 33,730 restricted shares to correct the shares under-issued in May 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On August 31, 2008, the Company issued 781,250 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $12,500 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On September 15, 2008, the Company issued 380,321 restricted shares to the Catherine Zimmer in payment of $4,953 in interest due pursuant to the Debenture and Warrant Purchase Agreements dated April 15, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On September 30, 2008, the Company issued 1,010,426 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $12,500 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On September 30, 2008, the Company issued 679,006 restricted shares to the Empire Financial Investors in payment of $8,400 in interest due pursuant to the Debenture and Warrant Purchase Agreements dated January 30, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On September 30, 2008, the Company issued 1,127,635 restricted shares to Richard P. Sommerfeld, Jr. in payment of $13,950 in interest due pursuant to the Promissory Note and Settlement Agreement dated April 15, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On September 30, 2008, the Company issued 404,170 restricted shares to Anita Green in payment of $5,000 in interest due pursuant to the Debenture and Warrant Purchase Agreements dated April 17, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On September 30, 2008, the Company issued 40,316 restricted shares to Bartfam in payment of interest due pursuant to the convertible debenture acquired from Montgomery on January 30, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On September 30, 2008, the Company issued 3,672,672 restricted shares to Bartfam in payment of $45,435 in interest due pursuant to the Debenture and Warrant Purchase Agreements dated January 30, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

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

To date, the Company has paid MindTree $275,000 pursuant to this agreement. MindTree has not yet issued any notice of default. By a series of additional agreements, the payment deadline has been extended to November 30, 2008. The Company expects to complete or substantially complete the repayment by the new deadline. MindTree has indicated that if repayment of the indebtedness is substantially complete it will agree to an additional extension of the agreement.

Litigation

On July 24, 2008, Satya Akula commenced an action in the United States District Court for the Eastern District of Virginia by serving a summons and complaint on the Company and Sundaresan Raja (“Raja”). The complaint alleges that the Company and Raja are in default pursuant to the terms of September 19, 2006 promissory note in the principal amount of $100,000. Plaintiff seeks a judgment for the outstanding principal, accrued interest, collection costs and expenses and reasonable attorney’s fees. Defendants answer was due August 13, 2008. The Company did not appear in the action nor did it file an answer. As of November 19, 2008, the Company has not been notified that plaintiff has entered judgment.

In an action commenced in the Superior Court of the State of California in the County of San Diego on July 29, 2008, David L. McCartney, a former vice president of sales and marketing, sued the Company for non-payment of wages and other unspecified actual and punitive damages. The Company did not defend this action and the time for filing an answer or making an appearance has passed.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.

Fair Value Measurements on a Recurring Basis as of September 30, 2008

	Level I	Level II	Level III	Total
Assets	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-

Liabilities	$-	$4,630,529	$-	$4,630,529
Total Liabilities	$-	$4,630,529	$-	$4,630,529

14. Going Concern

As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2007 and 2006 and for the nine months ended September 30, 2008. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

15. Restatement

The Company amended its previously issued condensed consolidated financial statement for the three months ended June 30, 2008 to reduce the amortization of discount on debt resulting from the recalculation of the discount on debt associated with the Bartfam and Empire Financial convertible debentures. The effect of these changes resulted in a decrease in the loss for the three month period ended June 30, 2008 of $80,789 to a net income of $76,092 and a decrease in the accumulated deficit to $18,398,866. The cumulative effect of these changes resulted in an increase in loss for the six months ended June 30, 2008 of $122,249 to a net loss of $1,239,709 and a decrease in the accumulated deficit to $18,398,866. There was no change in net loss per share for the six and three months ended June 30, 2008.

The Company amended its previously issued condensed consolidated financial statement for the three months ended March 31, 2008 to recognize additional amortization expense of $203,038, the net amount of changes occasioned by the write-off of intellectual property and capitalized research and development and the recalculation of the discount on debt associated with the Bartfam and Empire Financial convertible debentures. The effect of these changes resulted in an increase in the loss for the three month period ended March 31, 2008 of $203,038 to a net loss of $1,315,799 and an increase in the accumulated deficit to $18,474,956. There was no change in net loss per share for the three months ended March 31, 2008.

The Company amended its previously issued condensed consolidated financial statement for the three months ended June 30, 2007 to recognize additional compensation and professional fees of $155,000. The effect of these changes resulted in an increase of the loss for the three month period ended June 30, 2007 of $155,000 to a net loss of $1,723,265 and an increase in the accumulated deficit to $14,363,558. There was no change in net loss per share for the six and three months ended June 30, 2007.

16. Subsequent Events

In early September, 2008, a special committee of the Company’s Board of Directors began an investigation, for which it retained special counsel, into tax and accounting issues arising out of the issuance of common stock to certain officers of the Company in 2006 in payment for compensation deferred in prior years. The investigation was completed in October, 2008 and was reported to the Board of Directors on November 3, 2008. The special counsel, the board member who commissioned the review and the Company’s auditors concluded that the issue is not material even though several procedural errors (classified as significant deficiencies) were identified. As a result, the Company has determined that no restatement of operations for fiscal year 2006 is necessary, that the net loss per share for the period is not affected, and that it does not affect the Company’s financial condition as a whole.

On October 8, 2008, the Company and its India subsidiary jointly and severally executed an amended and restated promissory note for $80,000 to Bartman Brothers, a California general partnership. The note bore interest at the rate of 12% per annum and was initially due November 6, 2008; if principal and accrued interest were unpaid by that date the note became a demand note.

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

Executive Summary

•
During the first nine months of 2008, our software engineers were engaged in demonstrating to prospective clients that our ZigBee-compliant ZigBee Pro software works on their hardware platforms in advance of signing licensing or application development agreements with them. We attended several working sessions and demonstrations in the third quarter, mostly in Asia, to both semiconductor manufacturers and OEMs. Some of the silicon manufacturers have had problems with their new chip designs which have delayed significantly their decisions on engaging Airbee for our ZigBee products. We believe however that the prospective agreements remain viable and that as soon as these engineering problems get sorted out, we will be able to close deals with them.

•
We had a $1,927,466 net loss before provision for income taxes in the first nine months of 2008 on revenue of $80,000. We recorded a $351,303 gain in other income (expense) from the re-valuation of derivatives required under SFAS 133 and had other income of $1,420,361 from compromised debts. We raised $2,051,168 from the sale of convertible debentures to accredited investors and $130,100 in shareholder notes payable.

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

Overview

Organizational History

Airbee Wireless, Inc. (hereinafter called “Airbee” or “Company”) was organized under the laws of the state of Delaware in August 2002 to develop a portfolio of embedded wireless connectivity software. In October 2002, we acquired Connexus Technologies (Pte.) Ltd. and its wholly-owned subsidiary, Connexus Technologies (India) Pvt. Ltd., with the intention of securing complementary wireless technology to enhance our operating scheme. We acquired Connexus because it was developing wireless technologies that were complementary to the software technologies that we were developing. We believed that our embedded software could be developed at a faster rate via this acquisition because of its compatible technologies with the additional benefits of lower product cost and shorter time to market. Connexus Technologies (Pte.) Ltd. was incorporated in Singapore under The Companies Act on July 8, 2000 as a limited liability company. Connexus Technologies (India) Pvt. Ltd. was incorporated in India as a wholly-owned subsidiary of Connexus Technologies (Pte.) Ltd. on June 14, 2001. Subsequent to this acquisition, Connexus Technologies (Pte.) Ltd. changed its name to Airbee Wireless Pte. Ltd. and Connexus Technologies (India) Pte. Ltd. changed its name to Airbee Wireless (India) Pvt. Ltd. We subsequently terminated work in Singapore and moved all efforts to the India subsidiary. In March 2004, we became a member of the ZigBee Alliance, an international industry group formed to facilitate the development of a global standard for the wireless data and voice communications industry. As indicated on the ZigBee Alliance website (www.ZigBee.com), the ZigBee Alliance has defined a standard for reliable, short-range, cost-effective, low-power wireless applications. The ZigBee standard first release of version 1.0 was formally released to the wireless industry on December 14, 2004. A second release has updated the standard known as version 1.1 or ZigBee 2006. It specifies a short-range, low-power, secure wireless data and voice transmission baseline. The version 1.1 required further development of our products to respond to changes in the standard. We have developed our products to meet the ZigBee PRO standard released in September 2007. We completed the ZigBee product certification testing by an independent testing facility authorized by the ZigBee Alliance for the ZNS Software Stack in November 2006 and the current PRO version was certified in January 2008. With over 250 member companies, the ZigBee standard based on the IEEE 802.15.4 standard for remote monitoring and control applications released by the Institute of Electrical and Electronic Engineers in May 2003 is emerging as a wireless standard for a host of industrial controls, telemetry, and in-building and home automation networking needs.

Our Business

We are a developer of intelligent connectivity software for wireless voice and data communications designed to comply with the ZigBee global standard as well as non-ZigBee wireless mesh networks. Our software, when embedded on microchips or in various devices containing such microchips, will enable consumer and business devices to wirelessly connect to each other over distances of less than 100 meters. We license our software, which has been designed and engineered to comply with the recently released ZigBee standard for short-range, low-energy consumption, voice and data wireless communications to manufacturers of microprocessors and OEM manufacturers, thereby enabling them to develop an increasing number of wireless communications applications using Airbee’s software, including consumer electronics, medical equipment, sensor and metering equipment, and industrial automation equipment. To date, we have negotiated several software licenses with licensees that have not yet yielded any significant revenue, principally because our licensees have not yet committed to a commercialization of their respective products. We are dependent on our customers’ commercialization of their product development which will generate revenues from licensing and/or royalty payments to us, typically on a quarterly measurement basis.

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

The Company reported $80,000 of revenue from planned operations in the first nine months of 2008. We have continued our go-to-market strategy of licensing the major microcontroller and IEEE 802.15.4 radio companies, having previously announced agreements with several microchip manufacturers. We believe this will lead to two types of revenues - service revenue from customized stack work, integration support and application development and royalty revenue from the licensing of our stack. We previously announced a new product that facilitates low-power radio frequency (“RF”) application development for mesh networks including ZigBee and we anticipate announcing our Airbee Development Kit in the near future. Any application developer can use our Development Kit to test the suitability of almost any microprocessor for the application being developed. We expect our Development Kit will significantly reduce a developer’s research and development time enabling our customers’ ZigBee products to reach the marketplace faster.

As reported earlier, we have also embarked on the design and development of a reference design board for use by developers for applications development and evaluation. The initial bill of material and board layout was completed and fabrication finished in September. Upon its completion, the unit can simulate any microprocessor and IEEE 802.15.4 radio combination on which the Airbee ZigBee stack will be loaded.

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

We operate in highly innovative environments characterized by a continuing and rapid introduction of new products that offer improved performance at lower prices. With the trend toward convergence in wireless communications products, our software will likely cross over multiple categories, offering us new opportunities, but may also result in more businesses that compete with us. Competition tends to increase pricing pressure on our products, which may mean that we must offer our products at lower prices than we had anticipated, resulting in lower profits This is a two-step approach: (a) become an approved third-party vendor and achieve recognition in the manufacturer’s documentation, website and sales force (i.e. distributors for chip manufacturers as an example); and (b) the overriding objective is to be embedded directly into the controller by the manufacturer and shipped directly with each controller.

We operate an online help desk to support our prospective customers as they evaluate our products for their application and use, and worked extensively with the ATMEL corporation to attain certification of our software to both the 2006 ZigBee standard and the new PRO version. We are one of three companies whose ZigBee Pro software has been named a “Golden Unit” for subsequent compliance testing by independent testing laboratories. We note similar progress with our ZigBee module partner Radiocrafts, which now has more than 50 OEMs using our ZNS stack and ZAPP (SPPIO) application. We had anticipated that several manufacturers would go into production later this year but it appears that is will move into 2009 before the technology gains traction.

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

The Company has implemented a service relationship for customers and potential customers which we have named “ZSupport”. This is an online system which is hosted by a Parature product. It provides the “Knowledge Base of Airbee Products” and is the medium to upload (and download) deliverables, product documentations and product documentation. It is also a medium of contact between our Customers and Airbee, the medium to promote the Company, its products and events. We have again seen a further increased interest in our products from OEMs and system integrators in the quarter. We experienced a significant increase in the customer registrations in the first quarter which increased steadily after the ZigBee-PRO certification was announced and have continued to see increases during the second and third quarters of 2008. These registrations give us valuable insight as to customer preferences as far as favored transceiver and microcontroller, give us the customer profile, download history and metrics and input for questions.

Since late January 2008 when our status as a ZigBee Pro “Golden Unit” was confirmed and our software certified ZigBee compliant, we have been developing a solution for a significant client which has been delivered for evaluation. Barring unforeseen issues and the client’s satisfaction, we expect to solidify the arrangement in the third or fourth quarter. We expect to address other OEMs following the evaluation period. We also previously disclosed that we had an initial development contract with NXP which has gone very well and NXP has indicated that they are ready to proceed to the next phase with expanded scope and access to their client set. We expected that effort to begin in the third quarter but due to some engineering issues concerning the silicon that effort has moved into the fourth quarter. The principal terms of such agreement have been negotiated but not yet completed pending final review of the initial effort. We have also engaged two new chip manufacturers in discussions and have negotiated the principle terms of an agreement with one of them which is awaiting resolution of their chip issues. We anticipate an agreement with the other chip manufacturer will be signed before the end of the year.

In late January, we concluded an agreement with Bartfam, a California Limited Partnership, which funded its first tranche of $500,000 on February 6, 2008. The second and third tranches totaling $901,158 were funded in the second quarter. The third tranche was expanded by an additional $500,000 in July, of which $170,000 has been funded to date. We also received partial funding from Empire Financial investors totaling $280,000 which has not yet completely closed. Airbee expects to receive up to $500,000 from the Empire Financial investors once all transactions are completely closed. We also concluded an agreement with a new investor on April 17, 2008 worth $200,000. We continue to seek further investment from institutional entities.

Results of Operations

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

During the first nine months of 2008 we had $80,000 in operating revenues, resulting in a net loss applicable to common shares of $1,927,466, or $0.02 net loss per share, compared to a net loss of $4,372,043 or $0.05 net loss per share for the same period in 2007. Cumulative net loss since inception totals $19,086,623.

Our net revenue for the nine months ended September 30, 2008 increased to $80,000 as compared to $29,163 for the nine months ended September 30, 2007. Our software was certified ZigBee compliant to the ZigBee Pro standard in January 2008 and we are one of the companies designated as a “golden unit” to be used in the certification process.

Operating expenses for the nine months ended September 30, 2008 were $3,107,665 as compared to $4,033,579 for the nine months ended September 30, 2007, a decrease of 23% or $925,914. This decrease, as further explained below, is principally due to decreases in compensation and professional fees, selling general and administrative expense and stock option compensation expense, which offset increases in research and development expense and depreciation and amortization.

Our overall decrease in compensation and professional fees for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was $711,718, to $2,000,031 from $2,711,749. This decrease consists of a decrease of $316,820 in compensation costs, a decrease of $20,496 in legal and accounting professional fees, and a decrease of $374,402 in financing professional fees. Part of the decrease in compensation is attributable to vacancies in management positions in the US offset by increased staff in India but also the result of an unfavorable change in the exchange rate resulting from the weaker dollar. Financing professional fees decreased due to completion in February of the amortization of financing fees begun in 2007 despite cash payments for a 10% success fee totaling $198,000 as well as non-cash payments to our corporate finance and strategic counsel of restricted shares valued at $12,500 per month and the fair value of warrants to purchase common stock issued as part of a success fee plus financing arrangements with other short-term lenders. Legal professional fees decreased because our attorneys suspended work as we have been unable to make payments on our outstanding balance.

Stock option compensation expense required by SFAS 123R was $16,274 for the nine months ended September 30, 2008 as compared to $27,965 for the nine months ended September 30, 2007. A total of 462,500 options issued prior to December 31, 2005 vested during the nine months ended September 30, 2008. The Company is now required to expense the fair value of stock and stock options granted in the period. This is a non-cash expense.

Selling, general and administrative expenses decreased to $531,084 in the first nine months of 2008, down $605,270 or 53% from $1,136,354 in the first nine months of 2007. This decrease was due primarily to decreases in marketing, consulting, travel, printing, dues and subscriptions, utilities and other costs which offset increases insurance, rent and other expenses. Our overall selling and marketing expenses consist primarily of marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs. Expenses, particularly certain marketing and compensation-related expenses, may vary going forward, depending in part on the level of revenue and profits. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.

Research and development expense for the nine months ended September 30, 2008 was $60,000 compared to $10,556 for the nine months ended September 30, 2007. The R&D expense for 2008 represents the cost of certification testing by the independent testing facility and development costs associated with the FPGA boards.

Depreciation and amortization expense for the nine months ended September 30, 2008 increased $353,304 or 240% to $500,259 from $146,955 for the nine months ended September 30, 2007. Depreciation expense for the nine months was $36,307. Amortization of deferred financing costs accounted for $179,702 of the total expense for the nine months. Amortization of capitalized research and development costs and intellectual property was $268,447 during the period. Amortization of leasehold improvements at our India office was $15,803 for the nine months ended September 30, 2008. Interest expense for the nine months ended September 30, 2008 decreased $84,040 to $671,482 from $755,522 for the nine months ended September 30, 2007. Interest costs associated notes payable - others were offset by lower balances of notes payable - related parties. The elimination of interest costs associated with the Zimmer bridge loan resulting from the Company’s settlement with the Zimmers accounted for most of this decrease.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

During the third quarter of 2008 we had $40,000 in operating revenues, resulting in a net loss applicable to common shares of $687,758, or $0.01 net loss per share, compared to a net loss of $1,401,125 or $0.01 net loss per share for the same period in 2007. Cumulative net loss since inception totals $19,086,623.

Our net revenue for the three months ended September 30, 2008 increased to $40,000 as compared to $5,925 for the three months ended September 30, 2007. Our software was certified ZigBee compliant to the ZigBee Pro standard in January 2008 and we are one of the companies designated as a “golden unit” to be used in the certification process.

Operating expenses for the three months ended September 30, 2008 were $530,974 as compared to $1,424,745 for the three months ended September 30, 2007, a decrease of 63% or $893,771. This decrease, as further explained below, is principally due to decreases in compensation and professional fees, selling, general and administrative expense and research and development expenses which offset increases in stock option compensation expense and depreciation and amortization.

Our overall decrease in compensation and professional fees for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 was $591,282, to $333,786 from $925,068. This decrease consists of a decrease of $236,083 in compensation costs, a decrease of $317,387 in financing professional fees and a $37,812 decrease in legal and accounting professional fees. Part of the decrease in compensation is due to unfilled management positions in the US partially offset by increased staff in India and an unfavorable change in the exchange rate resulting from the weaker dollar. Financing professional fees decreased due to completion in February of the amortization of financing fees begun in 2007 despite cash payments for success fees as well as non-cash payments to our corporate finance and strategic counsel of restricted shares valued at $12,500 per month and the fair value of warrants to purchase common stock issued as part of a success fee plus financing arrangements with other short-term lenders. Legal professional fees decreased because our attorneys suspended work as we have been unable to make payments on our outstanding balance.

Stock option compensation expense required by SFAS 123R was $14,753 for the quarter ended September 30, 2008 as compared to $0 for the quarter ended September 30, 2007. A total of 25,000 options issued prior to December 31, 2005 vested during the quarter. The Company is now required to expense the fair value of stock and stock options granted in the period. This is a non-cash expense.

Selling, general and administrative expenses decreased to $86,581 in the third quarter of 2008, down $365,006 or 81% from $451,587 in the third quarter of 2007. This decrease was due primarily to decreases in settlement costs, travel, shareholder relations and sales and marketing expenses and other costs which offset increases in insurance and other expenses. Our overall selling and marketing expenses consist primarily of marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs. Expenses, particularly certain marketing and compensation-related expenses, may vary going forward, depending in part on the level of revenue and profits. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to invest in staff and infrastructure in the areas of information systems and sales and marketing.

Research and development expense for the three months ended September 30, 2008 was $0 compared to $124 for the three months ended September 30, 2007.

Depreciation and amortization expense for the quarter ended September 30, 2008 increased $47,871 or 100% to $95,837 from $47,966 for the quarter ended September 30, 2007. Depreciation expense for the quarter was $10,483. Amortization of deferred financing costs accounted for $80,891 of the total expense for the quarter. Amortization of capitalized research and development costs and intellectual property was $0 during the period as the balances were written off in the first quarter. Amortization of leasehold improvements at our India office was $4,463 for the three months ended September 30, 2008. Interest expense for the three months ended September 30, 2008 decreased $103,192 to $186,041 from $289,233 for the three months ended September 30, 2007. Interest costs associated notes payable - others were offset by lower balances of notes payable - related parties. The elimination of interest costs associated with the Zimmer bridge loan resulting from the Company’s settlement with the Zimmers accounted for most of this decrease.

Liquidity and Capital Resources

Since inception, we have funded our operations principally from private placements of securities and management and shareholder loans and contributions of $7,793,706. As of September 30, 2008, we have $1,692,370 outstanding under related party notes and accrued payroll, and $363,749 in accrued interest. During the first nine months of 2008, we received $130,100 in loans from shareholders and $2,051,168 from convertible debentures. Proceeds were used to pay down current payables and salaries of our development staff in India and to start settling our outstanding liabilities in the U.S. We estimate we require approximately $5 million to continue operations for the next 12 months. Most of the funding will be allocated principally for sales, marketing and working capital. It is not anticipated that any lack of funding will impact upon the existing license and development agreements with our customers since our software development has been completed for four of our eight products that are under such license and development agreements.

We have incurred an accumulated deficit at September 30, 2008 of $19,086,623 compared to $17,159,157 at December 31, 2007. We had negative working capital at September 30, 2008 of $4,975,548 compared to negative working capital of $6,698,979 at December 31, 2007. Our ability to continue as a going concern is dependent upon our obtaining adequate capital to fund losses until we become profitable.

On December 29, 2005, we entered into a Securities Purchase Agreement with Montgomery pursuant to which we agreed to issue Montgomery secured convertible debentures in the principle amount of $500,000. Of these secured convertible debentures, $350,000 was funded on December 29, 2005. The remaining $150,000 was funded on April 9, 2007. The secured convertible debentures were convertible, in whole or in part, at any time and from time to time before maturity (December 29, 2007) at the option of the holder at the lesser of (a) eighty percent (80%) of the lowest closing bid price of the common stock for the ten (10) trading days immediately preceding the closing date or (b) eighty percent (80%) of the lowest closing bid price of common stock for ten (10) trading days immediately preceding the conversion date. The secured convertible debentures, which after several conversions totaled $120,000, were due December 29, 2007, had piggy-back registration rights and accrued interest monthly at the rate of fifteen percent (15%) per year. We were $83,479, behind with our interest payments, which included $49,200 in liquidated damages.

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

On October 5, 2007, the Company executed a $350,000 convertible debenture with Golden Gate Investors, Inc. (“Golden Gate”). Pursuant to its terms, Golden Gate disbursed $350,000 to the Company upon execution. The convertible debenture was due October 4, 2008 and accrued interest at 8.75% per year. In addition, the Company issued 2,000,000 warrants to purchase common stock exercisable at $0.12 per share. The warrants expire on October 4, 2010. When a condition of default occurred Golden Gate accelerated the note in December 2007. When the Company was unable to repay the note, Golden Gate began selling 10 million pledged shares, which it completed in February 2008. On April 24, 2008, Golden Gate converted $20,000 of the outstanding debenture and received 1,015,486 shares of our common stock. On June 13, 2008, Golden Gate converted $14,000 of the outstanding debenture and received 911,874 shares of our common stock. On August 5, 2008, On August 5, 2008, Golden Gate converted the remaining debentures and accrued interest totaling $23,324.38 and received 1,708,186 shares of common stock.

On February 6, 2008 and effective as of January 30, 2008, the Company entered into a Debenture and Warrant Purchase Agreement, as amended, with Bartfam LP, et al (“Bartfam”) by which Bartfam agreed to purchase and the Company agreed to sell approximately $1.4 million of secured convertible debentures in three tranches convertible at $0.02 per share. In addition, the Company agreed to issue 37,364,667 warrants to purchase common stock exercisable as follows: 12,454,889 warrants at $0.10 per share with the first tranche; 12,454,889 warrants at $0.20 per share with the second tranche; and 12,454,889 warrants at $0.30 per share with the third tranche. The warrants expire on the fifth anniversary of the date of issuance. The first tranche of $500,000 was disbursed to the Company on February 6, 2008 upon the Company’s execution of a two-year 12% secured convertible debenture with interest payable quarterly. With the funding of the first tranche, the Company issued 4,444,500 warrants exercisable at $0.10, 4,444,500 warrants exercisable at $0.20, and 4,444,500 warrants exercisable to $0.30. The second tranche of $500,000 was disbursed on April 15, 2008 when the Company met the required benchmarks. With the funding of the second tranche, the Company issued 4,444,500 warrants exercisable at $0.10, 4,444,500 warrants exercisable at $0.20, and 4,444,500 warrants exercisable to $0.30. The third tranche of $401,157 was disbursed on May 29, 2008 and the Company issued 3,565,889 warrants exercisable at $0.10, 3,565,889 warrants exercisable at $0.20, and 3,565,889 warrants exercisable to $0.30. On July 31, 2008, Bartfam and the Company executed Amendment No. 1 to Security Agreement and Amendment No. 3 to Debenture and Warrant Purchase Agreement by which Bartman Bros., a California General Partnership, was added to the participating investors under the January 30, 2008 Debenture and Warrant Purchase Agreement and the third tranche of said Debenture and Warrant Purchase Agreement was increased by $500,000 to $901,158. With the funding of $170,000 on July 31, 2008, the Company issued 1,511,136 warrants exercisable at $0.10, 1,511,136 warrants exercisable at $0.20, and 1,511,136 warrants exercisable to $0.30.

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

Cash at September 30, 2008 and December 31, 2007, respectively, was $7,805 and $1,925. At September 30, 2008 and December 31, 2007, respectively, we had total stockholders’ deficit of $7,477,954 and $6,069,352.

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

With regard to our current liabilities at September 30, 2008, $50,127 is payable to a related note holder who has deferred repayment. However, as he left the Company during the second quarter of 2008, this related party note payable will have to be repaid soon. Trade payables at September 30, 2008 of $1,183,470 are outstanding and will be paid as they come due or as payment may be extended by agreement of the parties. Given the age of some of these payables, the Company will attempt to settle some of these outstanding payables at less than their full amount. One vendor, MindTree Consulting Pvt. Ltd. (“MindTree”), accounted for 27% of the Company’s accounts payable. MindTree provided services to the Company under a Time and Materials Contract dated March 30, 2005 (the T&M Contract”). On a monthly basis, MindTree invoiced the Company for work it performed. Payment terms were net 30 days. The Company was unable to pay the invoices as they became due and, by informal agreement, extended the repayment terms monthly. On December 15, 2005, the Company entered into a written agreement with MindTree by which it agreed to pay MindTree $200,000 on or before December 23, 2005 and $100,000 per month on the last business day of each succeeding month until the outstanding indebtedness of approximately $580,000 was fully paid. The Company’s performance was secured by the software code then in existence (the “Intellectual Property”) MindTree developed under the T&M Contract; the ZigBee version 1.0 software. If the Company defaulted in making any payment when due and such default was not cured within five business days after receipt of a notice of default, MindTree would be entitled to co-own the Intellectual Property, with any revenue the Company realized from the Intellectual Property during the co-ownership period to be split 50-50 with MindTree. To date, the Company has paid MindTree $275,000 pursuant to this agreement. As of September 30, 2008, the Company is behind in making the scheduled payments. MindTree has not yet issued any notice of default and has extended the deadline to substantially complete the repayment until November 30, 2008. The parties are attempting to restructure this arrangement and expect to conclude it in the fourth quarter of 2008.

Revenues have not materialized during 2008 from our licensing and other agreements as expected but we believe that with the increasing marketplace acceptance of the ZigBee technology, our ZigBee Pro software will gain traction in 2009. We are one of a few members of the Alliance selected to develop the so-called “Golden Unit” to be used in the certification testing for this new standard. We shall continue to be dependent upon financing to accelerate our marketing activities and continue product enhancement. We anticipate monthly expenses of approximately $200,000 over the next several months. This amount includes costs of our SEC reporting obligations, which were approximately $160,000 for the year ending December 31, 2007. Cost of SEC reporting obligations includes all filing costs and professional fees.

As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2007 and 2006 and for the nine month period ended September 30, 2008. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to satisfy past due obligations, support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

Our long-term debt obligation increased during the interim period with the closing of convertible debentures totaling $1,101,158 with interest payable quarterly at 10% to 12% per annum. We are current with our interest payments through September 30, 2008 for these debentures.

Our purchase obligations are limited to employment contracts with company executives and senior staff. At the beginning of 2008 we had four written contracts for one to three years in duration, two of which expire on December 31, 2008 and the other two expired on or before May 15, 2008. The contracts contain automatic one-year extension provisions. One such contract was finalized in August and made effective as of May 2008; renegotiation of the other contract became moot when the executive resigned in August.

Our operating leases are limited to the lease for office space in Chennai, India for our India subsidiary. We have signed a three-year lease for 6,000 sq. ft. of office space expiring on June 30, 2009. We just completed the second year of a three year lease. The current rent is approximately $5,685 per month in the third year of the lease.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate separation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Inadequate staffing did not play a role causing the restatements of the Company’s interim reports during 2007. The root cause of the restatements was an officer’s failure to turn over an executed contract in a timely manner which prevented the Company from recognizing and recording the transaction in the proper period and delayed its discovery until after the close of the second calendar quarter. The financial statements for the quarters ended March 31, 2008 and June 30, 2008 have been restated to correct an accounting error relating to the improper bifurcation of several convertible debenture and warrant purchase agreements concluded in the first quarter of 2008. As we are not aware of any other instance in which the Company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of September 30, 2008.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

In an action commenced in the United States District Court for the Eastern District of Virginia located in Alexandria, Virginia, Satya Akula, a former director and current note holder, sued the Company and Sundaresan Raja for non-payment of the promissory note. Defendants were served with the summons and complaint on July 24, 2008 and are required to file an answer on or before August 13, 2008. The Company and Raja chose not to respond to the complaint whereupon Akula filed for summary judgment on September 12, 2008. The Company has not received notice of entry of judgment as of November 12, 2008.

In an action commenced in the Superior Court of the State of California in the County of San Diego on July 29, 2008, David L. McCartney, a former vice president of sales and marketing, sued the Company for non-payment of wages and other unspecified actual and punitive damages. The Company did not defend this action and the time for filing an answer or making an appearance has passed.

From time to time, the Company is party to business disputes arising in the normal course of its business operations. The Company does not believe that any other action, standing alone, or in the aggregate, is currently material to the Company’s operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following stock transactions occurred in the third quarter of 2008:

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

On July 15, 2008, the Company issued 236,854 restricted shares to the Catherine Zimmer in payment of $4,953 in interest due pursuant to the Debenture and Warrant Purchase Agreements dated April 15, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

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

On July 31, 2008, the Company issued 481,781 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $12,500 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On July 31, 2008, the Company issued 4,533,408 warrants to purchase our common stock to Bartfam in connection with their $170,000 convertible debenture of even date. The warrants expire July 31, 2013 and were issued as follows: 1,511,136 warrants are exercisable at $0.10 per share, 1,511,136 warrants are exercisable at $0.20 per share, and 1,511,136 warrants are exercisable at $0.30 per share. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On August 5, 2008, the Company issued 1,735,186 restricted shares to Golden Gate Investors, Inc. for the conversion of the balance of the $350,000 secured convertible debentures issued October 5, 2007 plus accrued interest. The total amount converted was $23,324. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On August 14, 2008, the Company issued 2,791,000 restricted shares to 44 employees of the Company’s India subsidiary as a stock bonus fair valued as $14,748 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The recipients received information concerning the Company and had the ability to ask questions about the Company.

On August 15, 2008, the Company issued 297,197 restricted shares to the Catherine Zimmer in payment of $4,953 in interest due pursuant to the Debenture and Warrant Purchase Agreements dated April 15, 2008, which included an adjustment of 33,730 restricted shares to correct the shares under-issued in May 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On August 31, 2008, the Company issued 781,250 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $12,500 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On September 15, 2008, the Company issued 380,321 restricted shares to the Catherine Zimmer in payment of $4,953 in interest due pursuant to the Debenture and Warrant Purchase Agreements dated April 15, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On September 30, 2008, the Company issued 1,010,426 restricted shares to Allen & Associates LLC for corporate finance and strategic counsel services worth $12,500 when incurred. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The organization received information concerning the Company and had the ability to ask questions about the Company.

On September 30, 2008, the Company issued 679,006 restricted shares to the Empire Financial Investors in payment of $8,400in interest due pursuant to the Debenture and Warrant Purchase Agreements dated January 30, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On September 30, 2008, the Company issued 1,127,635 restricted shares to Richard P. Sommerfeld, Jr. in payment of $13,950 in interest due pursuant to the Promissory Note and Settlement Agreement dated April 15, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

On September 30, 2008, the Company issued 404,170 restricted shares to Anita Green in payment of $5,000 in interest due pursuant to the Debenture and Warrant Purchase Agreements dated April 17, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On September 30, 2008, the Company issued 40,316 restricted shares to Bartfam in payment of interest due pursuant to the convertible debenture acquired from Montgomery on January 30, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

On September 30, 2008, the Company issued 3,672,672 restricted shares to Bartfam in payment of $45,435 in interest due pursuant to the Debenture and Warrant Purchase Agreements dated January 30, 2008. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

In early September, 2008, a special committee of the Company’s Board of Directors began an investigation, for which it retained special counsel, into tax and accounting issues arising out of the issuance of common stock to certain officers of the Company in 2006 in payment for compensation deferred in prior years. The investigation was completed in October, 2008 and was reported to the Board of Directors on November 3, 2008. The special counsel, the board member who commissioned the review and the Company’s auditors concluded that the issue is not material even though several procedural errors (classified as significant deficiencies) were identified. As a result, the Company has determined that no restatement of operations for fiscal year 2006 is necessary, that the net loss per share for the period is not affected, and that it does not affect the Company’s financial condition as a whole.

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